Form 10-K
period 2007-12-31
Platinum Studios, Inc.
filed 2008-03-31
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐    TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
        COMMISSION FILE NUMBER: 333-145871

PLATINUM STUDIOS, INC.
(Name of registrant in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	20-5611551 (I.R.S. Employer Identification No.)

11400 W. Olympic Blvd., 14th Floor, Los Angeles, CA 90064
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (310) 807-8100

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2007 was n/a.

The number of shares of registrant’s common stock outstanding, as of March 28, 2008  was 216,921,227.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

Corporate History

We were formed as a California Limited Liability Company on November 20, 1996. On September 15, 2006 we filed Articles of Incorporation with Statement of Conversion to convert to a California stock corporation. The Plan of Conversion provided for the issuance of an aggregate of 135,000,000 shares to the former Members of the Limited Liability Company. From October 12, 2006 through April 30, 2007, we offered common shares in the Company to private accredited investors through a private offering, whereby we sold 49,047,250 shares. On September 4, 2007 we filed a FORM SB-2 registration statement with the Securities and Exchange Commission, which was declared effective on January 10, 2008.

On January 31, 2008, FINRA issued the ticker symbol PDOS for the Company to trade the stock registered under the SB-2 on the Over The Counter Bulletin Board and on February 1, 2008, the Company’s stock began trading on the OTC:BB.

Introduction

We are a comics-based entertainment company.  We own the rights to a library of over 5,600 comic book characters, which we adapt and produce for film, television and all other media. Our continually expanding library consists of characters that have appeared in comics in 25 languages and in more than 50 countries. Our library of comics-based characters spans across multiple genres and multiple target audiences. Not only have we developed many of our characters in-house, but we have also aggregated content from several third-party comics publishers, acquiring the rights to use these characters via all media except print publishing.  We believe that the size of our library gives us a competitive edge over other comics-based libraries, as we will be able to go to market quicker with new opportunities, such as electronic comics and other avenues to exploit our characters. In preparation for securing a library asset valuation from an independent valuation firm, we took a new inventory count on our character list to account for all characters and properties. The revised number of characters increased to 5,622 as of December 31, 2007 from approximately 3,800 characters as previously disclosed.

We seek to be a leader in producing entertainment content for all platforms including film, television, direct-to-home, publishing, interactive games, and digital media based on comic book characters providing new merchandising vehicles across all retail product lines.  By combining our character commercialization strategy with our extensive storytelling, packaging, and corporate management abilities, we seek to build a strategically diversified and profitable character-based entertainment business.

We believe our library has broader audience appeal than other comic character companies whose libraries comprise primarily of the traditional superhero characters. Our library includes characters that span all story genres, including science fiction, fantasy, horror, mystery, romance, comedy, crime, action/adventure, and family.  While our library includes superhero characters, management believes this broad spectrum allows us to be protected by any unforeseen downturn in audience reaction to any single genre.

In addition to a broad universe of more than 1,000 characters developed in-house, we also acquired the rights to the characters and storylines of Italian-based, SBE Publishing’s Horror/Sci-Fi Universe and French-based, Hexagon Comics, as well as U.S.-based Top Cow. We believe that this library gives us an established international audience for our media exploitation plans. In addition to the international exploitation of these properties, there are significant other benefits to our relationships with SBE and Hexagon Comics, including providing us with the advantage of owning all content created, without the burden of overhead to run extensive publishing entities, thus providing us with a constant source of new material. As our publishing partners expand their library, our character and story lists expand as well.  Our management believes that our strategy provides numerous synergies, including:

•	Development of individual character franchises by leveraging feature films, television programming, Internet/wireless, licensees, promotional partners, and advertisers.
•	Development and introduction of new characters, planted spin-offs and tie-ins with branded characters.
•	Reduced marketing and promotions costs by cross marketing the characters through different distribution media.
•	Interactive feedback from various affiliated and co-branded online destinations.

We believe that our strategy will offer the ability to communicate with audiences from around the world providing market analysis from fan, industry and creative perspectives that gauge the appeal of new Characters and stories.

Library of Characters

Universe of Characters	Origins	# of Characters
SBE Horror / Sci-Fi	Europe	1,050 + (ongoing)
Awesome Comics	North America	400 + (ongoing)
Top Cow Comics	North America	570 + (ongoing)
Hexagon Comics	Europe	700+ (ongoing)
Platinum Studios Macroverse	Worldwide	1,200 + (ongoing)
Platinum Studios Acquisitions	Worldwide	1,680+ (ongoing)

SBE Horror/Sci-Fi

This library comprises of the following characters:

•	Characters: 1,048
              Dylan Dog acquired from SBE:  319 characters
              Legs Weaver acquired from SBE:  271 characters
              Nathan Never acquired from SBE:  456 characters

Our rights: On the SBE properties, we have acquired all right, title and interest in and to all 3 properties (Dylan Dog, Legs Weaver, Nathan Never), excluding only comic book print publication rights.  The Company originally had 10 years in which to produce a motion picture or television program based on these properties to preclude a reversion of rights.  This 10-year period expired July 2, 2007.  In connection therewith, on February 29, 2008, Platinum received a notice of reversion; However, the Company has 12 months from the date of such notice to commence principal photography on a picture, whereupon reversion rights would be terminated.  The Company has a reasonable belief that it will commence principal photography on a picture by February 28, 2009 thereby terminating any reversion rights.

Awesome Comics/RIP Media
•	Characters: 404

Our rights: We have all rights worldwide, not including print comic publishing rights. Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios’ CEO, Scott Mitchell Rosenberg is no longer at least one of the following: (a) an executive officer of the Company; (b) a member of the Board of Directors of the Company, or (c) holds at least 30% of the outstanding capital stock of the Company.

Top Cow
•	Characters: 573

Our rights: We have all rights for film and television worldwide. Publishing is excluded and certain non-film ancillary rights subject to preexisting deals (certain properties only) are also excluded.  Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights through January 30, 2010. If we pay an additional $350,000 on or before June 30, 2010, these rights are extended through January 30, 2011.

Hexagon Library from Mosaic Multimedia
•	Characters: 702

Our rights: We have all rights worldwide, not including print comic publishing rights, contingent on verification of chain-of-title and European legal documentation (on completion of paperwork, Platinum will have a long-term, exclusive option, with provision to buy out all restrictions and third-party approvals). Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights through January 1, 2014.  If we pay $196k on or before January 1, 2011, we then have until January 1, 2016. If we pay $600,000 by January 1, 2016, we then have the right in perpetuity.  The agreement requires the formation of an LLC that is co-owned by Mosaic Multimedia and Platinum Studios with Platinum acting as manager.  Company will move forward on formation of the LLC when it appears likely that exploitation will occur on one or more of the properties.

Recent Developments

Print Publishing

After launching our first graphic novel in December, 2006, we have published over 40 comic books and graphic novels for distribution through traditional domestic channels.  In July, 2007, we began developing an international channel for worldwide print distribution.  We entered a co-production deal with KISS Catalog to produce a new line of comic material based on the 1970’s legendary rock band, KISS, that includes a 50% ownership in all material derived from this comics line for exploitation in other merchandise and licensing opportunities. In addition, the Company signed a publishing deal with Harper Collins to distribute its debut graphic novel, Cowboys & Aliens.

Digital Publishing

We expanded our digital publishing exploitation plan in 2007, launching an online “e-commerce” store to sell merchandise, comic books and other products (store.platinumstudios.com), an online comics site to highlight the printed comics and graphic novels ( www.platinumstudioscomics.com ), a mobile storefront for distribution of digital content ( www.platinumstudiosmobile.com ), and we expanded and upgraded DrunkDuck (www.drunkduck.com). Our web-comics site that hosts the digital distribution of our printed comic material and which serves as a major resource for independent comics creators to post new material. In addition, we have developed multiple destination sites for individual comic properties. In 2007, the Company partnered with Comflix to create an online comics video player named Splastik (www.splastk.com) that can be syndicated over a large number of affiliate websites. The Splastk player can serve a large amount of content, delivered over across a wide network of affiliated websites that will eventually serve over 100,000,000 monthly page views.

Filmed Entertainment

We currently have film and television development deals with several major film producers and in 2007, we successfully sold one property, Unique, to Disney Studios, with the anticipation that it will go into production in 2009.  Additionally, effective as of June, 2007, we entered into a 2-year option agreement with Dreamworks, Universal Studios, Paramount Pictures, and Imagine Entertainment to acquire the film production rights to our property Cowboys & Aliens , the #1-ordered graphic novel in the U.S. in 2006 (Entertainment Weekly, January, 2007) with the goal to produce a feature film. This film’s production schedule has not been officially set yet but it is anticipated to begin pre-production sometime within the next 24 months.

Merchandise/Licensing

We have extended our branding philosophy to include our annual “The Comic Book Challenge™”, a competition that allows independent creators to pitch original comic book ideas to a panel of live judges.  The winning contestant gets a publishing deal with revenue sharing across all distribution outlets.  In 2007, we signed a sponsorship deal with AT&T and secured other sponsorship arrangements with 5 other corporations to underwrite the event and expose the Company to a wide audience.

Industry Overview

The comic book market is highly sought after by the entertainment industry for the purpose of mining for new material.  As proof of this appeal, two recent trade articles have pinpointed the virtues of comics publishing as a credible source of new material in Hollywood.  Daily Variety and Hollywood Reporter have each reported separately that the big moneymakers are fresh concepts and comic books. “Among the better averages were pics based on comic books: There were only 13 such films, and the $2.8 billion total means that each comic book hit averaged a $215 million gross.  Which explains why Hollywood is so hot to film comic books.” (“How to make box-office gold”, Marc Graser, Daily Variety 7/6/07).

Additionally, IDT Internet Mobile acquired comics publisher IDW in a recent transaction as reported July 24, 2007.  According to Daily Variety, the reasoning behind this acquisition was to give IDT the ability to “take IDW’s properties and sell them to traditional film and television outlets and it will develop them for new media platforms.” IDT was recently acquired by John Malone’s Liberty Media in 2007, marking an expansion of a traditional telco into the content development and media industry.  (“IDT buys comics publisher IDW”, Steven Zeitchik, Daily Variety, 7/24/07).

It was also reported in July, 2007 that UK-based sales, production and finance house Intandem is embarking on a “new corporate strategy by acquiring a 5% stake in Los Angeles-based comic book publisher Radical Publishing and sister movie company Blatant Pictures, providing the company with another source of quality commercial product for studios and top distributors.” (“Intandem has Radical idea for content”, Stuart Kemp, Hollywood Reporter, 7/17/07).  These industry announcements all support our contention that comic-books and graphic novel publishing is a viable source for multiple forms of media exploitation.

Print Publishing

Every project we publish is designed for eventual adaptation to other media, including film and television.  Our core business model focuses on the exploitation of our characters in all media.  We license our characters and stories for domestic and/or international comics publishing.  In some cases, we produce our own publications under the “Platinum Studios Comics” label, but we also have agreements with other publishers and original copyright holders whereby our agreement provides for these parties to continue publishing comic books, generating new characters and stories which are added to our ever-growing library of material.  Under these agreements, the publisher retains the publishing rights and generates ongoing serial publications, maintaining large staffs within their publishing and distribution organizations to achieve these goals.  We benefit tremendously from this relationship as all new characters and story lines generated from new publications are added to our library, without the burden of carrying an entire publishing and distribution staff.  One such example of this arrangement is the Bonelli Publishing library from Italy, which has been producing comic books in printed form for over 50 years.  Popular characters from the Bonelli library include Nathan Never, Legs Weaver and Dylan Dog. Pursuant to our agreement with Bonelli Publishing characters which they develop are added to our library.

Print Publishing Schedule

After a successful launch of our inaugural graphic novel, Cowboys & Aliens, in December, 2006, we established a steady schedule of books and graphic novels, publishing a total of 43 books by December 2007. These titles are all published under the Platinum Studios Comics banner and they are sold directly to comic book stores through the industry’s sole distributor, Diamond Distribution.   The writers and artists of these titles are hired on a work-for-hire basis.

Distribution Model

We currently have four distribution channels to sell our print products: (1) direct to comic book stores, (2) online, (3) traditional book retail stores, and (4) international distributors.

All products offered directly to the thousands of comic book retailers throughout the United States must be listed through Diamond Comic Distributors.  Diamond was established in 1982 to provide comic book specialty retailers with wholesale, non-returnable comic books and related merchandise. Diamond has a vast network of strategically-located Distribution Centers throughout the world.

For our first year of publishing, we established a distribution agreement with Top Cow Productions to list our titles in Diamond’s wholesale catalog for retail comic book stores. By capitalizing on Top Cow Production’s long-standing relationship with Diamond, we were able to procure better placement in this wholesale catalog.  While this was our primary distribution chain, however, we recently established a direct contractual relationship with Diamond for the listing of our properties, giving us more flexibility regarding the types and number of products we offer to this direct market.

We also distribute our products to consumers and retailers via our Web store and comic book site (www.PlatinumStudiosComics.com). The site allows the comic book fan to get a closer look at the books, the creators and sample artwork.  We have also created a strategy of launching the published book online, updating one page per day, giving the readers and fans a place to preview the book and communicate with the creators one-on-one via our webcomic hosting site, Drunk Duck (www.drunkduck.com).

We also distribute our products through established distribution companies, such as our current arrangement with Ingram.  Ingram has agreed to distribute our KISS 4K books to book stores and libraries.  Currently, they distribute to Borders, Barnes & Noble, Hastings and newsstands.  Ingram Book Company is the leading wholesale distributor of book product. We have signed a publishing deal with Harper Collins for Cowboys & Aliens and we will continue to pursue one-off publishing arrangements for specific titles, increasing the visibility of our titles and the potential for greater revenue streams.

Finally, we have recently established relationships with international publishing entities to distribute translated versions of our completed series of comic books to over 100 countries throughout the world.  These publishers generally pay advances against sales royalties without charging for translations and/or printing, making this distribution option a significant way to offset the costs of the domestic distribution chain.

Digital Publishing

We have established ourselves as a leader in comics-based entertainment, and continue to build our already substantial library of characters and storylines.  We are currently pursuing a strategy to leverage our momentum in the entertainment space and commercialize our intellectual property through the most viable media outlets and channels, including the online content space.

Our Digital Publishing Division’s mission is to leverage our library of intellectual property across multiple online channels and distribution platforms, and create an online community for fans of comic-based entertainment in all media.

We plan to aggregate several online comic properties and develop an online comics “portal,” where we can further interact with the comic-creator and -fan communities via content, reference information, community tools and other interactive features.  By engaging the community through this network/portal strategy, we believe we will increase our volume of property, story and character submissions, promote our online and offline properties, track key trends in the comic entertainment space and continue to brand the company with the comic fan base. Revenues for this portal will be derived from advertising and sponsorship and intelligently monetized through tie-ins, merchandise and other long-tail strategies.

Online Comics Community / Portal

In 2006, we acquired Drunk Duck (www.drunkduck.com), an online web comic community boasting over 3,000 strips and 10 million monthly page views. Since the acquisition, we implemented several programming and feature upgrades to enhance the functionality and user-friendly interface of Drunk Duck, including a new section for print publishers to post their printed works online as well.  In less than one year, we have seen increased numbers across the board for Drunk Duck, where as of December 31, 2007, the site hosts over 12,000 strips/stories and the monthly page views now exceed 20,000,000.

Our ongoing strategy is to create a network of sites dedicated to the online comic genre (which includes web based comic strips similar to the traditional newspaper format, online comic books and graphic novels, and streaming/electronic comics) anchored by Drunk Duck.  The goal is to aggregate the comic fan base across the internet, monetize the traffic through subscriptions, advertising and sponsored content, embedded product placement, licensed exploitation opportunities and casual gaming, as well as provide an access point for the Company to launch and promote its properties and characters in all forms of media – print, film, television, mobile/wireless and gaming.

We have identified several additional key sites as potential acquisition targets covering specific aspects of the community – original comic content, industry news, historical comic reference material, fan sites – which will be combined to create a grassroots network that speaks directly to the comic book fan-base.  By employing a technique known as a “hat”- a branded identifying navigational tool commonly found across of the top of the page (i.e. Slate.com and Fox.com are part of the MSN.com network, and MSN.com’s navigational “hat” appears across the top left of each), we believe we can combine several of these sites to form a comic content network.  The focal point of this network will be Drunk Duck which will feature our streaming electronic comics, supported by daily content updates and comic strips, industry news provided by Broken Frontier, interviews, games, podcasts, fan involvement (blogs; forums; wikis; profiles of fans and comic creators), contests, etc.

Our network of online comic sites will speak directly to the fan community and strive to offer fans a sense of ownership in the properties, with editors for much of the content selected from the fan base itself. We intend to take this one step further, where the best fan writers would be welcomed onto the official staff, creating an “it can happen to you” feeling among the loyal followers, thereby deepening their attachment to a series.

Of significant value to us is the ability to monetize the traffic generated across the entire network through several avenues, including subscriptions, advertising and sponsored content, embedded product placement, and licensed exploitation opportunities.  Each of these revenue streams can be active on every site within the network, as they work to drive traffic to one another, further maximizing the revenue potential of every visitor.  As the characters and stories themselves begin to establish a broader audience, additional revenue streams such as licensed products, merchandising and additional media outlets become viable options.

Casual Games

Due to a renewed interest in retro arcade games like Pac-Man, Asteroids and Centipede, as well as new titles inspired by retro games, card and board games, puzzle games and the like, a new gaming sector, often collectively referred to as “casual games,” has evolved. The category is loosely defined as games with simple rules, that are easy to learn and can be played in very small increments of time – perfect for a 5-10 minute break at work. The most prevalent casual game genres today are puzzles, word games, and casual-action games, followed by tile/card and board games.

Our Drunk Duck portal includes a casual gaming section, with a variety of games featuring characters and story lines from our library.  We are in discussions with leading game developers to “re-skin” an assortment of casual games with our properties (i.e. changing the cosmetic nature of the game characters without changing the underlying software of the program), and we are evaluating several ways to monetize this product. In the past few years, the dominant business model for targeting the casual games audience was offering free online games that were monetized by advertising and sponsorships. A number of business models have now emerged, including fee-based downloadable games, premium online subscription services, skill-based gaming tournaments, in-game advertising and free game play supported by video advertising and sponsorships.

Digital Studio Model

We are in the process of creating a “digital studio,” which management believes will be positioned to exploit our intellectual property across the web and expand our audience for comic-based entertainment. Content developed through the digital studio will be tailored to current and burgeoning web distribution platforms, including electronic comics, streaming video/video-on-demand, all of which will be distributed through our own syndication network, Splastk.

Following the lead of our broadcast entertainment studio model, our Digital Publishing team will develop several series of “tentpole” electronic comics based on characters from our intellectual property library, which combine the best elements of animation and comics. These electronic comics will be roughly 3-5 minutes in length, merging the unique visual animated template of comics with top-flight directing, writing, editing and voicing, all created to fit with the viewing habits of online users in the target demographic.

The distribution platform for our electronic comics will be our own Splastk network of affiliate sites, where revenues will be derived through advertising and sponsorship. With the continuing evolution of web-based video content delivery, broadband penetration to the home and the forecasted growth in online ad spending, this will provide Platinum with a significant revenue stream. Additionally, by providing content through this network of sites to their vast audience, the Company believes it can generate significant exposure for many of its properties and characters.

Online content/streaming content models have shifted in recent years, however ad supported and subscription models are still recognized as the most lucrative and cost-effective. There has been an upswing in the downloadable content model (i.e. – iTunes, Rhapsody, Google’s Online Video Store) in late 2005 and early 2006, and we will continue to explore these and other avenues as an extension of the Splastk network.  One of the strongest components of the digital studio as part of the Company’s overall Digital Publishing Division initiative, is its ability to be self sustaining – expending capital and resources to produce the content, and generate revenue by licensing that content across the web through this wide distribution network.

Drunk Duck itself will provide us with not only an online destination for fans of the comic genre, but also a distribution platform for content developed in the digital studio. Furthermore, this also provides a place where new stories and concepts can be critiqued and fine-tuned by an audience who not only knows the genre, but also begins to feel a sense of involvement and ownership as they contribute to the evolution of their favorite characters.

Mobile/Wireless Distribution

In June, 2006, we began pursuing a strategy to leverage our momentum in the entertainment space and commercialize our intellectual property through the most viable media outlets and channels, including the wireless and mobile content space. Our Wireless/Mobile Content group mission is to leverage our library of intellectual property across multiple mobile distribution platforms and further expand the audience for our characters and stories.  Through affiliations and partnerships with mobile content developers, syndicators, and distributors, we intend to make available an array of downloadable content, including ring tones, wallpapers, and games, featuring characters, icons and concepts from our library of characters.  We believe that utilizing the internet as a key access point to reach the mobile customer will keep production and overhead costs to a minimum and develop a very robust revenue stream.  In addition to the potentially lucrative revenue stream from the sale of each phone and service contract, we will gain an additional point of contact to reach a dedicated fan base for specific properties. The subscriber base can be offered exclusive content, promotions, early access to other media properties, and other key benefits to keep them engaged with our various content offering.

As a mobile content provider, we will focus primarily on the delivery of content in various forms, including downloadable images, ringtones, voicetones, wallpapers, video, animation, games, and interactive applications (such as e-mail, web browsing, SMS and instant messaging) to a range of wireless devices.  This will be achieved through partnerships with Mobile Content Syndicators, who aggregate and package content from multiple providers and distribute it through alliances with various channels or portals.

Filmed Entertainment:  Feature Films

We are aggressively pursuing a multi-pronged approach to create feature films:

•	Licensing characters and stories to third-party producers and/or affiliated major studios for production
•	Secure outside financing to produce our own slates of films

Licensing Deals
Some examples of our current projects with major studios based on previously unbranded characters include:

•	Unique (Disney) - Based on a comic book series released in early 2007, Disney acquired the film rights to this project and tentative production schedule is set for sometime in 2009.
•
Cowboys & Aliens (Dreamworks/Paramount/Imagine/Universal) – In June, Dreamworks agreed to option our property for development and production for joint distribution through Paramount and Universal with Imagine Entertainment as a producing partner.

Production Slate Financing

As an alternative to licensing properties to studios, independent financing arrangements are becoming more prevalent in the entertainment industry.  While there are many ways to finance films, one of the options is to create an Intellectual Property-Backed Securitization vehicle to facilitate the funding efforts.  The structure is designed to (1) isolate the Intellectual Property assets needed for the production and exploitation of theatrically released films into a bankruptcy-remote vehicle, thus protecting the financial integrity of the Company from potential adverse performance of the picture slate, and (2) mitigate the performance risk across a number of films through structural credit enhancements.

The vast majority of issuance by dollar volume has occurred in the film industry because film catalogs represent large, predictable assets with clearly defined historical cash flows and relatively little variance. Similarly, future flows transactions backed by film catalogs tend to show less volatility as the film industry has followed the same pattern for many years where a few blockbusters (perhaps 5% of the total releases) finance the rest of the releases. This “all or nothing” type of economics, where the few hits pay for the many flops, works well for slates because the catalogs behave like a portfolio of assets whose diversification smoothes the volatility of revenues.

Intellectual property backed securitization is a recent phenomenon and the total market to date remains relatively small.  In 1997 there were $380 million in known IP backed securitization transactions. In 2000 there were $1.13 billion. The total known transaction volume in those years was greater that $2 billion.  The total asset value of patents worldwide is estimated to be many trillion dollars. (Source: Bernhard H. Fischer, “New Patent Issue: BioPharm Royalty Trust”, “From Ideas to Assets: Investing  Wisely in Intellectual Property”, Bruce Berman (editor), (New York, John Wiley & Sons, Inc.)  p. 484).

We have been working with Havenwood Media LLC and Arclight Films to arrange a financing slate of low-budget (between $6 and $12 million) motion pictures intended for theatrical release.  Together with Arclight, we will put together a combination of equity, tax incentives and other financing to fully fund the production of these films. We are also simultaneously pursuing parallel slate deals with other partners and we are reviewing additional format opportunities such as an animation slate, a direct-to-home video slate and genre-specific, low-budget slates - we hope to enter into specific production deals on these slates in 2008.

Filmed Entertainment: Television

In television, we intend to (1) continue our strategy of licensing our characters and stories to third-party producers for sale to broadcast and cable television networks: and (2) secure third-party financing to produce our own specials and series.

Licensing Deals

We are currently working with several well-known producing partners in order to help bring other characters to the small screen.  As with the normal business flow in the entertainment industry, projects constantly move up and down priority lists at networks based on a number of variables such as programming mix, audience taste, etc.

Merchandise/Licensing

We recognize a targeted merchandising and licensing strategy can produce significant revenues from characters who build their audience / fan base through any form of media exploitation – feature film, television, home video/DVD, print, online, wireless and gaming. We will seek to develop relationships with category leaders to help secure more retail support, increase the distribution of its products, and make us a key franchise for our licensees.

Licensees recognize the potential that comic based properties afford them in diversifying their retail mix with lines for multiple characters within one story, and, in so doing, expanding the potential consumer audience interested in their merchandise. It is not uncommon for a major theatrical release in the comic to film genre to secure over 50 licensees for an array of products, from action figures, games and trading cards, to party supplies, costumes, furniture, and packaged foods.

            The opportunities within the merchandising and licensing arena for us are equally as wide ranging, including toys/games, collectibles, apparel, and numerous consumer goods.  We will pursue opportunities via the following channels:

·	General merchandising agreements with third parties in each major territory where films, television and new media will be released.
·
Collectible merchandising: cultivating the worldwide collector market by allowing licensees in other countries to break with the normal tradition of shipping only within their territory. In these agreements, we will allow such licensees to ship product to special retailers who have partnership arrangements with the Company. These items will carry a double royalty: the original royalty from the licensee and the additional royalty from the retailer allowed to carry the material.

·	The licensing of the Characters for customized advertising campaigns and/or media purchase campaigns.
·
Leveraging individual partners and licensees’ efforts together globally and locally to create critical mass, including promotions, contests, and third-party advertising on radio, television and new media.

·	The leveraging of our relationships with hundreds of comic book publishers and distributors worldwide for the distribution of the Characters in print form.

Collectibles Merchandising Strategy

Our collectible merchandising strategy will be an important area for income and branding. The collectible markets worldwide will be developed through the combination of an online and offline merchandising model.  We will establish merchandise-licensing arrangements that enable individual licensees’ ability to sell merchandise outside their territories through our distribution partners. Where licensees traditionally cannot cross borders to sell products available within their own licensed territories, we will establish a global capability for individual territory merchandise licensees to make their product available worldwide over our website (including co-branded and syndicated versions of the website).

KISS Comics Group Venture

Spinning off from the successful marketing empire of the 70’s rock superstars, KISS, KISS 4K is a multi-platform comic property that follows the adventures of superheroes based off the KISS band personalities.   KISS 4K is the first launch of the Kiss Comics Group, a 50/50 licensing venture with KISS.  Concepts developed in KISS 4K will be spun off into separate titles, which will include appearances by the members of KISS.  The comic lends itself to unique merchandising opportunities.   KISS 4K merchandising will target higher-end product, including clothing, collectibles, cell phone accessories and plug-ins and electronics.  Additionally, there are many opportunities for sponsors to dress/equip the characters with specific products within the comic.

Merchandise Licensing Industry

According to License Magazine, character-based licensed products – which include entertainment, television and movie characters - generated more than $39B at retail in 2003. Licensed toy lines in the character category increased by more than 5% in 2003 to just over $5.6B (NPD Group/FunWorld).  Top action properties, including Spider-Man, Buffy the Vampire Slayer , The X-Men , Hercules, and Star Wars, have built lucrative licensing programs across all product categories. In fact, franchises such as Teenage Mutant Ninja Turtles, Star Wars Episode I, Toy Story, and even Barney have garnered over $1 billion sales each in the U.S. alone.  We are looking to expand our merchandise lines in ways that benefit our franchises beyond current licensing agreements.

Merchandise licensing can include various products including sporting goods, apparel, home furnishings, stationery, packaged goods, books, and more, but the largest segment in this industry is toys.  In the toy business, companies like Mattel and Hasbro may develop their own core brands that include characters and storylines to drive and support their toy lines. Often they look to third parties, including entertainment studios, video game companies, and book authors & publishers to bring popular storylines and characters to their products.

Through co-ventures, direct manufacturing, and merchandise licensing, we hope to expand our   franchises into a tactile world that extends consumers relationships with the characters and stories that they know and love.

EMPLOYEES

As of March 22, 2008, we have 23 full-time and 3 part-time employees.   We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A.       RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

Our company was formed on November 20, 1996 and has only recently begun to fully exploit our library of characters.  The first ten years of our existence were spent acquiring and building our library.  There can be no assurance at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.  Management believes that our success will depend in large part on the continued shift from print to digital media as well as the ability to monetize that shift.  We intend to invest heavily in developing and marketing our library of characters, primarily for the web and traditional media outlets, i.e. film and television, with print as a secondary medium.  However, there can be no assurance that such investments will yield the anticipated returns.

COMPETITION FROM PROVIDERS OF SIMILAR PRODUCTS AND SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively.  We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.  We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure you that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

THE SPECULATIVE NATURE OF THE ENTERTAINMENT, MEDIA AND COMMUNICATIONS INDUSTRY MAY RESULT IN OUR INABILITY TO PRODUCE PRODUCTS OR SERVICES THAT RECEIVE SUFFICIENT MARKET ACCEPTANCE FOR US TO BE SUCCESSFUL.

Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, if a property is optioned by a studio, the option may not get exercised, or if exercised, a film may still not be made, or even if a film is made, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we are unable to produce products or services that receive sufficient market acceptance we may not generate sufficient revenues to maintain our operations and our business will be unsuccessful.

CHANGES IN TECHNOLOGY MAY REDUCE THE DEMAND FOR THE PRODUCTS OR SERVICES WE MAY OFFER FOLLOWING A BUSINESS COMBINATION.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful. If we are unable to respond to quickly to changes in technology our business will fail.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL, WHICH  IS SUBJECT TO INHERENT UNCERTAINTIES.

Our business model is predicated on our ability to control all of the rights surrounding our IP in order to properly monetize and exploit each property in the most appropriate medium.  We cannot assure that there will be a large enough audience for our IP or the media projects or merchandise based on them, or that prospective customers will agree to pay the prices that we propose to charge.  In the event our customers resist paying the prices we set for our products, our business, financial condition, and results of operations will be materially and adversely affected.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

The global media industry is competitive.  There are a substantial number of traditional and established print publishers, film studios, production companies and internet media companies with which we compete directly and indirectly, many of which have significantly greater financial resources, higher revenues, and greater economies of scale than us.  While we believe that we are unique in our utilization of web-based comics as our primary publishing option, new technologies may be developed in the future which will compete with our publishing plan, and such technology may already be in development.  We will attempt to distinguish ourselves from our competitors, but there can be no assurance that we will be able to penetrate the market.  We believe that our intellectual property is attractive to an online audience in light of the recent worldwide trend to move publishing from print to electronic media.  Nevertheless, there is no assurance that we will compete successfully with existing or future competitors in the film industry. If we are not successful in competing with these traditional and established businesses we will be unable to generate any revenues.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT BY THIRD PARTIES.

Our business plan is significantly dependent upon exploiting our intellectual property. There can be no assurance that we will be able to control all of the rights for all of our property or that some of the rights may not revert to their original owners after the expiration of their respective option periods. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

OUR FILMS MIGHT BE LESS SUCCESSFUL ECONOMICALLY THAN WE ANTICIPATE.

We cannot predict the economic success of any of our films because the revenue derived from the distribution of a film depends primarily upon its acceptance by the public, which cannot be accurately predicted. The economic success of a film also depends upon the public’s acceptance of competing films, critical reviews, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized recording, transmission and distribution of films, general economic conditions, weather conditions and other tangible and intangible factors, none of which can be predicted with certainty. We expect to release a limited number of films per year as part of our film slate. The commercial failure of just one of those films could have a material adverse effect on our results of operations in both the year of release and in the future.

OUR FILMS MIGHT BE MORE EXPENSIVE TO MAKE THAN WE ANTICIPATE.

We expect that future financing which we may obtain will provide the capital required to produce our film slate. Expenses associated with producing the films could increase beyond projected costs because of a range of factors such as an escalation in compensation rates of talent and crews working on the films or in the number of personnel required to work on films, or because of creative problems or difficulties with technology, special effects and equipment. In addition, unexpected circumstances sometimes cause film production to exceed budget.

WE MIGHT BE DISADVANTAGED BY CHANGES OR DISRUPTIONS IN THE WAY FILMS ARE DISTRIBUTED.

The manner in which consumers access film content has undergone rapid and dramatic changes. Some ancillary means of distribution, such as the DVD market, have gained importance, while others have faded. We cannot provide any assurance that new distribution channels will be as profitable for the film industry as today’s channels or that we will successfully exploit any new channels. We can also not provide any assurance that current distribution channels, such as the DVD market, will maintain their profitability. In addition, films and related products are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the trade of movies and related products.

WE MIGHT LOSE POTENTIAL SALES BECAUSE OF PIRACY OF FILMS AND RELATED PRODUCTS.

With technological advances, the piracy of films and related products has increased. Unauthorized and pirated copies of our films will reduce the revenue generated by those films and related products.

OUR SUCCESS IS DEPENDENT UPON AUDIENCE ACCEPTANCE OF OUR ENTERTAINMENT CONTENT WHICH IS DIFFICULT TO PREDICT

The production and distribution of comic books, online publishing, television programs, motion pictures and other entertainment content are inherently risky businesses because the revenues we derive and our ability to distribute and license rights to our content depend primarily upon its acceptance by the public, which is difficult to predict. Audience tastes change frequently and it is a challenge to anticipate what content will be successful at a certain point in time.  In addition, the commercial success of our content also depends upon the quality and acceptance of competing programs, motion pictures and other content available or released into the marketplace at or near the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for our content. Furthermore, the theatrical success of a feature film may impact not only the theatrical revenues we receive but also those from other distribution channels, such as DVD sales, pay television and sales of licensed consumer products. A poor theatrical performance may also impact our negotiating strength with distributors and retailers, resulting in less desirable product promotion. Consequently, reduced public acceptance of our entertainment content has the ability to affect all of our revenue streams and would have an adverse effect on our results of operations.

WE MUST RESPOND TO AND CAPITALIZE ON RAPID CHANGES IN CONSUMER BEHAVIOR RESULTING FROM NEW TECHNOLOGIES AND DISTRIBUTION PLATFORMS IN ORDER TO REMAIN COMPETITIVE AND EXPLOIT NEW OPPORTUNITIES

Technology in the online and mobile arenas is changing rapidly. We must adapt to advances in technologies, distribution outlets and content transfer and storage (legally or illegally) to ensure that our content remains desirable and widely available to our audiences while protecting our intellectual property interests. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect our ability to continue to increase our revenue and expand our business. We may not have the right, and may not be able to secure the right, to distribute some of our licensed content across these, or any other, new platforms and must adapt accordingly. Similarly, we also must adapt to changing consumer behavior driven by technological advances such as video-on-demand and a desire for more short form and user-generated and interactive content. These technological advances may impact traditional distribution methods, such as reducing the demand for DVD product and the desire to see motion pictures in theaters. If we cannot ensure that our content is responsive to the lifestyles of our target audiences and capitalize on technological advances, our revenues will decline which may cause us to curtail operations.

A DECLINE IN ADVERTISING EXPENDITURES COULD CAUSE OUR REVENUES AND OPERATING RESULTS TO DECLINE SIGNIFICANTLY IN ANY GIVEN PERIOD OR IN SPECIFIC MARKETS

We anticipate deriving revenues from the sale of advertising in print and on our digital media outlets. A decline in advertising expenditures generally or in specific markets could significantly adversely affect our revenues and operating results in any given period. Declines can be caused by the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. Our advertising revenues may also be adversely affected by changes in audience traffic, which advertisers rely upon in making decisions to purchase advertising. A decrease  in our advertising revenues will adversely impact our results of operations.

WE COULD BE ADVERSELY AFFECTED BY STRIKES AND OTHER UNION ACTIVITY

We and our suppliers engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements. If we or our suppliers are unable to renew expiring collective bargaining agreements, certain of which are expiring in the next year or two, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by causing delays in the production, the release date or by reducing the profit margins of our programming or feature films.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING, OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability.  Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

IF WE DO NOT MAINTAIN THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS, OUR BUSINESS OPERATIONS MAY BE AFFECTED.

Our success is substantially dependent on the performance of our executive officers and key employees.  Given our early stage of development, we are dependent on our ability to retain and motivate high quality personnel.  Although we believe we will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect our ability to market, sell, and enhance our products.  The loss of one or more of our key employees or our inability to hire and retain other qualified employees, including but not limited to development staff, business development staff, digital publishing staff and corporate office support staff, could have a material adverse effect on our business.

WE MAY INCUR UNINSURED LOSSES IN THE OPERATION OF OUR BUSINESS.

There is no assurance that we will not incur uninsured liabilities and losses as a result of the conduct of our business.  We plan to maintain comprehensive liability and property insurance at customary levels.  We will also evaluate the availability and cost of business interruption insurance.  However, should uninsured losses occur we may be unable to cover these losses from our existing work capital which may cause us to incur significant losses.

WE MAY INCUR LIABILITIES THAT WE MIGHT BE UNABLE TO REPAY IN THE FUTURE

We may incur liabilities with affiliated or unaffiliated lenders.  These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability.  Our current liabilities as of December 31, 2007 were as follows:  accounts payable $663,848, accrued expenses $788,868, short-term notes payable $1,889,908, related party payable $193,079, bank overdraft of $89,665 and capital lease obligations of $73,282 for total current liabilities of $3,798,650.   There is no assurance that we will be able to pay all of our liabilities.  Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits.  Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

WE MAY INCUR UNANTICIPATED COST OVERRUNS WHICH MAY SIGNIFICANTLY AFFECT OUR OPERATIONS.

We may incur substantial cost overruns in the development and enhancement of our electronic comics, printed comics, and merchandise.  Management is not obligated to contribute capital to us.  Unanticipated costs may force us to obtain additional capital or financing from other sources if we are unable to obtain the additional funds necessary to implement our business plan. There is no assurance that we will be able to obtain sufficient capital to implement our business plan successfully.  If a greater investment is required in the business because of cost overruns, the probability of earning a profit or a return of the Shareholders’ investment will be diminished.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 69.10% of our outstanding common stock. Our Chairman, Scott Rosenberg and President and Chief Operating Officer, Brian Altounian beneficially own approximately 128,250,000 and 19,940,000 shares of our outstanding common stock, respectively. As a result, our principal stockholders, officers and directors, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our principal stockholders, directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our principal stockholders, directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Their stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

While we were successful in raising $4,904,725, less offering costs of $168,345 in the recent completed financing we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that our capital requirements in the next six months will be approximately $2,600,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

BECAUSE OF OUR DEPENDENCE ON A LIMITED NUMBER OF TRADITIONAL MEDIA OUTLETS, ANY SIGNIFICANT REDUCTION IN DEALS WITH MAJOR FILM STUDIOS AND TELEVISION/CABLE NETWORKS MAY IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our business to date has been dependent upon a small number of licensing transactions with major studios and television/cable networks. For the first nine months of 2007 and the year ended December 31, 2006, a very small number of transactions accounted for a disproportionately large percentage of our revenue. As of September 30, 2007, two transactions, one to each of two customers accounted for 82% of our revenues.  An acquisition sale and a rights option agreement provided 60% and 27% of the year to date revenues, respectively.  For the year ended December 31, 2006, three transactions (two rights options and an acquisition deal) accounted for 100% of our revenue. The loss of or significant reduction in transactions to any of these traditional media outlets could impair our ability to operate profitably and that we may not be able to replace any decline in revenue.

RISKS RELATING TO OUR COMMON STOCK

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT PRICE SWINGS.

There is a very limited market for our common stock. Since trading commenced in January 2008, there has been little activity in our common stock and on some days there is no trading in our common stock. Because of the limited market for our common stock, the purchase or sale of a relatively small number of shares may have an exaggerated effect on the market price for our common stock. We cannot assure stockholders that they will be able to sell common stock or, that if they are able to sell their shares, that they will be able to sell the shares in any significant quantity at the quoted price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY HAVE A DILUTIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

To the extent that outstanding stock options and warrants are exercised, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2.      PROPERTIES.

Our offices are located at 11400 W. Olympic Blvd., Suite 1400, Los Angeles, CA  90064, and consist of approximately 12,400 square feet.  We entered into a five year lease for our offices which requires payments of $31,857 per month or minimum annual payments of $127,429 in 2006, $387,383 in 2007, $402,878 in 2008, $418,993 in 2009, $435,753 in 2010 and $298,147 in 2011. Our lease expires on August 31, 2011.

ITEM 3.       LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock was approved for quotation on the OTC Bulletin Board under the symbol “PDOS” on January 10, 2008. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008
Quarter Ended	High	Low
March 31	$0.23	$0.09

As of March 31, 2008, our shares of common stock were held by approximately 351 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The transfer agent of our common stock is Computershare Limited, whose address is 1745 Arden Avenue, Glendale, CA 91204.  The phone number of the transfer agent is (800) 962-4284.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends

RECENT SALES OF UNREGISTERED SECURITIES

            We sold the following equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On July 1, 2007, we entered into a Cancellation of Indebtedness Agreement with CEO Scott Mitchell Rosenberg, pursuant to which we agreed to issue 17,208,575 shares in exchange for canceling $1,625,000 in long-term debt and $95,857 in interest expense.

For each of the above transactions exempt from registration requirements under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

ITEM 6.       SELECTED FINANCIAL DATA
       N/A

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

·	discuss our future expectations;
·	contain projections of our future results of operations or of our financial condition; and
·	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

GENERAL

We are a comics-based entertainment company.  We own the rights to a library of over 5,600 of comic book characters, which we adapt and produce for film, television and all other media. Our library contains characters in a full range of genre and styles.  With deals in place with film studios and media players, our management believes we are positioned to become a leader in the creation of new content across all media.

We are focused on adding titles and expanding our library with the primary goal of creating new franchise properties and characters.  In addition to in-house development and further acquisitions, we are developing content with professionals outside the realm of comic books.  We have teamed up with screenwriters, producers, directors, movie stars, and novelists to develop entertainment content and potential new franchise properties.  We believe our core brand offers a broader range of storylines and genres than the traditional superhero-centric genre.  Management believes this approach is maintained with Hollywood in mind, as the storylines offer the film industry fresh, high-concept brandable content as a complimentary alternative to traditional super hero storylines.

Over the next several years, we are working to become the leading independent comic book commercialization producer for the entertainment industry across all platforms including film, television, direct-to-home, publishing, and digital media, creating merchandising vehicles through all retail product lines.  Our management believes this will allow us to maximize the potential and value of our owned content creator relationships and acquisitions, story development and character/franchise brand-building capabilities while keeping required capital investment relatively low.

We derive revenues from a number of sources in each of the following areas:  Print Publishing, Digital Publishing, Filmed Entertainment, and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the twelve months ended December 31, 2007 and 2006.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

NET REVENUE

Net revenue for the year ended December 31, 2007 was $1,956,054 compared to $180,500 for the year ended December 31, 2006. The increased net revenue was primarily attributable to an increase in option fee revenue of $860,500 and first look revenue of $450,000. The Company is currently focused on exploiting its large library of intellectual property. The option fee revenue is the result of interest in one of these properties. The option fee revenue was related to the acquisition of all right, title and interest in and to a graphic novel written and owned by Platinum. The first look revenue was related to an option to have the right of first refusal over (5) properties meaning the Company could still market these properties to other buyers. If another buyer expressed an interest to option of the (5) properties, this client had the right to exercise its option to purchase the property.

EXPENSES

Cost of revenues

For the year ended December 31, 2007 cost of revenues was $278,442 compared to $0 for the year ended December 31, 2006. The increase is primarily due to printing costs for comic books. In 2006 printing costs were included as part of the licensing agreement with Top Cow Productions, Inc. Therefore, printing costs were not incurred by the company in 2006.

Operating expenses

Operating expenses increased $2,008,064 or 63% for the year ended December 31, 2007 to $5,176,142, as compared to $3,168,078 for the year ended December 31, 2006. The increase was due to increases in payroll, promotion and merchandising costs. These additional costs were incurred to support the growth of the Company.

Research and development

Research and development costs increased $196,114 or 26% for the year ended December 31, 2007 to $960,396, as compared to $764,282 for the year ended December 31, 2006. The increase was due to development of additional intellectual properties.

Depreciation and amortization

For the year ended December 31, 2007 depreciation and amortization was $165,861 compared to $73,486 for the year ended December 31, 2006. The increase is due to amortization of character rights and addition capital leases for computer equipment.

As a result of the foregoing, the net loss increased by $920,035 for the year ended December 31, 2007, to $5,192,815, as compared to $4,272,780 for 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the twelve months ended December 31, 2007 was $4,301,842, primarily due to the net loss of the company.

Net cash used by investing activities was $15,672 for the year ended December 31, 2007.

Net cash provided by financing activities was $3,990,524 primarily attributed to capital contributions in exchange for common stock.

At December 31, 2007 the Company had cash balances of $4,445. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

MARKET RISKS

We conduct our operations in primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in the United Kingdom and Australia, where we invoice our customers primarily in British pounds and Australian dollars, respectively. In the future we anticipate billing certain European customers in Euros, though we have not done so to date.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2007, 2006 and 2005.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances.  The Company maintains its cash balances with what management believes to be a high credit qualityfinancial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000.

During the years ended December 31, 2007 2006, and 2005, the Company had customer revenues representing a concentration of the Company’s total revenues. In 2007, two customers represented approximately 51% and 23% of total revenues.  In 2006, two customers represented approximately 82% and 14% of the Company’s total revenues. In 2005, three customers represented approximately 64%, 19% and 17% of the Company’s total revenues.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $9,465,595 as of December 31, 2007.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION. Revenue  from  the  licensing  of  characters  and  storylines  (“the properties”) owned by the Company are recognized in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”).  Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete.  This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured. The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals.  For options that contain non-refundable minimum payment obligations that are not applied to the purchase price, revenue is recognized ratably over the option period, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met.  Option fees that are applicable to the purchase price are deferred and recognized as revenue at the later of the expiration of the option period or in accordance with the terms of the purchase agreement.  Revenue received under first look deals is recognized ratably over the first look period, which varies by contract provided all the criteria for revenue recognition under SAB 104 have been met.  First look deals that have contingent components are deferred and recognized at the later of the expiration of the first look period or in accordance with the terms of the first look contract. For licenses requiring material continuing involvement or performance based obligations, by the Company, the revenue is recognized as and when such obligations are fulfilled. The Company records as deferred revenue any licensing fees collected in advance of obligations being fulfilled or if a licensee is not sufficiently creditworthy, the Company will record deferred revenue until payments are received. License agreements typically include reversion rights which allow the Company to repurchase property rights which have not been used by the studio (the buyer) in production within a specified period of time as defined in the purchase agreement.  The cost to repurchase the rights is generally based on the costs incurred by the studio to further develop the characters and story lines.

CHARACTER DEVELOPMENT COSTS. Character development costs consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright.  These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property.  If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized. If the Company determines there is no determinable market for a property, it is deemed impaired and is written off.

PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS. Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis.  The Company periodically reviews the carrying amounts of intangible assets and property in conformance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  Under SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset.

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the years ended December 31, 2007 and 2006, advertising expenses were $426,332 and $14,017, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the years ended December 31, 2007 and 2006, research and development expenses were $960,396 and $764,282, respectively.

INCOME TAXES. From inception thru September 14, 2006 the Company operated as a limited liability company and elected to be taxed similar to a partnership.  Accordingly, each member was responsible for reporting its  respective  share  of  the  Company’s  net income  or  loss  for  Federal  and California income tax purposes and the Company did not pay Federal income tax.  From September 15, 2006 forward the Company has accounted for income taxes using the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company was subject to an annual minimum tax of $800 and a fee based on gross receipts in California from inception through September 14, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainly in Income Taxes” (“FIN 48”).  FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”.  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.  FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.  FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Platinum, FIN 48 will be effective for the first quarter of fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented as if the new accounting principle had always been used. SFAS No. 154 also requires that a change in method of depreciating or amortizing long-lived non-financial assets be accounted for prospectively, in the period of change and in future periods, if applicable, as a change in estimate, and requires the correction of errors in previously issued financial statements be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction errors made in fiscal years beginning after December 15, 2005.  The implementation of SFAS 154 is not expected to have a material impact on the Company’s financial statements.

On July 1, 2007, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock option s and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

We have selected the Black-Scholes method of valuation for share-based compensation and have adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options and warrants outstanding at the beginning of the first quarter of adoption of SFAS 123R.  The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options or warrants original estimate of fair value.  As permitted by SFAS 123(R), the Company elected the disclosure only requirements of SFAS 123(R).

On July 1, 2007, principal and interest of $1,720,857 were converted into common stock of the Company.  As an incentive to convert the outstanding debt obligation, warrants were issued to the debt-holder, Charlotte Rosenberg.  Based on the Black-Scholes method of valuation, $195,507 of interest expense was recorded as the fair value of the warrants issued as part of this debt conversion.

ITEM 8.       FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). In making this evaluation, our management considered controls related to the proper accrual of  salaries payable to our executive officers to be a material weakness. In light of this material weakness, we performed additional analyses and other procedures to ensure that our financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principals (“GAAP”). These measures included, among other things, expansion of our year-end closing procedures, including the expanded review and analysis of all accruals, including executive compensation.

Based upon this additional evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, with the exception of the material weakness described in the preceding paragraph, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of January 9, 2008.

Name	Age	Position
Scott Mitchell Rosenberg	45	Chairman & Chief Executive Officer
Brian Kenneth Altounian	44	President, Chief Operating Officer and Director
Jill Zimmerman	45	Director
Helene Pretsky	44	Corporate Secretary and General Counsel
__________________

Scott Rosenberg has been our Chairman and Chief Executive Officer since September 15, 2006 and Mr. Rosenberg served as the Chairman and Chief Executive Officer of Platinum Studios, LLC, our predecessor, since November 1996.   Mr. Rosenberg established Platinum Studios, LLC in 1996 following a successful, high-profile career in the comic book industry. As founder and head of Malibu Comics, Rosenberg produced the Men In Black comic book, which he took to Sony to become a billion-dollar film franchise. At Malibu, Rosenberg developed an innovative grass-roots marketing approach, reaching out directly to fans, retailers, and press to allow Malibu to be distributed alongside top industry players at a fraction of what the major companies spent—notably, in the pre-Internet age, without the opportunities and advantages provided by the web. Malibu’s marketing savvy and ability to create and develop new characters and new ideas led to a fierce bidding war to acquire the company, and in 1994 Malibu was bought by Marvel Comics. Mr. Rosenberg holds an undergraduate degree from the University of Denver.

Brian Altounian has been our Chief Operating Officer since June 2005 and was appointed to serve as President and Director in September 2006. Mr. Altounian's background includes business development, finance, operations and administration and he has applied those skills to a variety of start-ups, Fortune 100 companies, and public and private organizations. Mr. Altounian has worked extensively in the entertainment and high-tech industries, the bread and butter of Los Angeles' commercial culture.

From May, 2005 through mid-January, 2008, he sat on the Board of Directors of Cereplast, Inc. (CERP.OTC), a manufacturer of proprietary bio-based, renewable plastics, where he has also served as the Audit Committee Chairman.  From August, 2004 through June, 2006, he sat on the Board of Directors of Machine Talker (MTKN.OTC), which has created a breakthrough technology in smart security wireless networks.  From May, 2003 through June, 2006, he sat as Chairman of the Board of Directors of XsunX, Inc. (XSNX.OTC), a developer of revolutionary thin film photovoltaic solar cell technology. His expertise is in the area of developing corporate infrastructure and assisting early-stage companies to execute on their business plans and grow, often through the access of capital through the public equity markets and from December, 2003 through June, 2007, he has provided advisory support to a number of these early-stage technology companies such as Warp9 (WNYN.OTC), Imaging3, Inc. (IMGG.OTC), BioSolar, Inc (BSRC.OTC), Carbon Sciences, Inc. (CABN.OTC) and Origin Oil, Inc. (private).  His first foray in the high-tech space came as Executive Vice President of Main Course Technologies, a wireless applications developer which he co-founded in January 2000 and ran until May, 2003.

Prior to his adventures in the high-tech arena, Mr. Altounian spent 12 years in the entertainment industry with a successful consulting practice, advising entertainment companies in the areas of finance, administration, operations and business development. His clients have included Disney Interactive, Two Oceans Entertainment Group, The Santa Barbara Grand Opera Association, International Documentary Association, In-Finn-Ity Productions and many others.  He also held senior management positions in-house at Lynch Entertainment, a television production company where he held the position of Vice President, Finance from January 1998 through December 1999;  Time Warner Interactive, a CD-ROM and interactive game company where he served as Vice President, Finance from July, 1995 – May, 1996; National Geographic Television, serving as Finance Director for this world-renown documentary film production company, specifically for the National Geographic Specials for the NBC Television Network from July, 1992 – June, 1996; and from 1987 through June, 1992, as Business Services Manager for WQED, the country’s first community-owned Public Television stations where he oversaw the finances and operations for numerous television documentary series.

Most recently, he was Consulting Producer on Random 1, a reality television series that debuted in November 2005 on the A&E Network and Executive Producer on the documentary feature film Lost in Woonsocket ..  Mr. Altounian also recently founded a non-profit media organization, Lost & Found in America, Inc., where he currently sits as Chairman of the Board for this company that creates media projects that support local community-based non-profit groups serving underserved segments of the US population.

Mr. Altounian holds an MBA from Pepperdine University and an undergraduate degree from UCLA.

Jill M. Zimmerman has been a director since September 16, 2006.  Since May 2005, Ms. Zimmerman has served as a Vice President at the Alford Group, a consulting firm based in Evanston, Illinois. Ms. Zimmerman previously served as a Crisis Program Supervisor and Director of Development at Alternatives, Inc. a not-for profit corporation from November 1994 through May 2005. Ms. Zimmerman holds a Bachelor of Arts from the University of California at Santa Barbara and a Masters degree from the University of Chicago.

Helene Pretsky has been our general counsel since January, 2006 and our corporate secretary and Executive Vice President since October 1 2006. Ms. Pretsky, a securities/corporate attorney with expertise in intellectual property, has focused her twenty-year legal career on representing start-up, early-stage revenue companies in the high-tech, emerging technologies and entertainment industries. Ms Pretsky was an associate at Brobeck, Phleger & Harrison from 1987 to 1994,  and associate at Kinsella, Boesch, Fujikawa & Towle from 1994 to 2000 where Ms. Pretsky provided the full range of corporate representation for private and public companies, including public offerings, private placements, mergers and acquisitions and preferred stock financings; complex patent, trade secret, copyright and trademark licensing and protection agreements; cooperative research, development and commercialization agreements; and domestic and international distribution and sales arrangements. From 2000 to 2005, Ms. Pretsky served as General Counsel and VP of Business Affairs of Virtual Fonlink, Inc., a cutting edge mobile payment services hardware and software solutions company, which she also co-founded.  Ms. Pretsky provided the full range of corporate and securities work for such company, including preparation and negotiation of private placements, technology development and license agreements and strategic partnership contracts with Motorola, Nextel, Sprint, SAfeNet and TNS. She was also instrumental in creating the company's overall business and intellectual property strategies.

Ms. Pretsky, a magna cum laude, Phi Beta Kappa graduate of the University of California, Los Angeles, received her J.D. from the UCLA School of Law, where she graduated in the top 15% of her class and was a member of its prestigious Law Review.

SIGNIFICANT EMPLOYEES

Norman “Hank” Lambert
Executive Vice President, Business Development
Hank Lambert came to Platinum as VP of Business Development in November 2006 and has served as Executive Vice President, Business Development since August 2007. From 1995 through 2006, as CEO of 3Notch, Inc., Mr. Lambert consulted with C-level executives and start-up entrepreneurs developing new strategic initiatives and business models for organizations such as Dot Hill Systems, TeraGlobal Communications, Universal Home Video, New South Federal Savings Bank, and Mother and Me. In addition to strategy development services, 3Notch, Inc provided implementation and execution strategies for their clients and shared in the revenue growth they generated.

Mr. Lambert has a BS degree in Business from the University of Alabama and his MBA from the University of Southern California.

Sean O’Reilly
Vice President, Publishing and Animation
Sean O’Reilly joined Platinum Studios as VP, Publishing & Animation in August, 2007.  In 2004, Sean created Arcana Studios, where he released five original comic titles, all of which have now been translated and distributed throughout the world.  The company won the Shuster Award for Outstanding Publisher, as voted by the retailers and readers throughout Canada.  Arcana Studio was nominated for a Harvey Award in its first year, a feat unprecedented in the quarter century tenure of the award.

Sean earned his B.Sc. in Biology from Simon Fraser University in Vancouver, B.C. Canada in 1997.  Sean received a second degree in 1999 with his B.Ed. from the University of British Columbia in Vancouver, B.C. and then completed his M.Sc. in Leadership and Administration at the University of Oregon in 2002. Sean is currently pursuing his Ph.D. in a Doctoral of Management Information Services and Technology.

Richard Marincic
Director of Film/Television Development
Mr. Marincic also worked in the literary management department of Management 360, whose client roster includes Toby Maguire, Reese Witherspoon, director James Mangold ( Walk the Line ), and director Frank Coraci ( Wedding Singer ). Mr. Marincic worked at the company from the day it opened the doors of its Beverly Hills offices until he started with Platinum Studios, in 2004.  He has worked in almost all aspects of the Film and TV business over the last decade including a stint as Associate Producer Bravo in 2003, Production Assistant for Spelling Entertainment in 2000 and various other production positions since June, 1999.

Mr. Marincic earned his Bachelors degrees in Television and Film Production as well as Theater from Southern Illinois University in 1999. He has also written and directed several plays in his hometown of Chicago.

Dan Forcey
Vice President, Content Development
Mr. Forcey has served as Platinum’s Vice President of Content Development since January of 2007.  Prior to that, he served as Platinum’s Communications Manager from December of 2002, coordinating their public relations efforts and managing multiple websites for the company, including the corporate site platinumstudios.com, the fan portal, jeremiahportal.com, and the Unique Experience alternative reality game.

For the past 10 years, Mr. Forcey has worked extensively across the United States and Canada as a stuntman, fight choreographer, and teacher of movement and stage combat and is a world-recognized expert in fencing and swordfighting. Mr. Forcey 's stunt work includes multiple television shows and feature films both in the U.S. and abroad, including Oscar-nominated movies like Master and Commander: The Far Side of the World , Flags of Our Fathers, and Letters from Iwo Jima ..

From 1997 through 2002, Mr. Forcey has held faculty positions at York University, the Centre for Indigenous Theatre, the University of Southern California, Cal State University, Long Beach, Cal Poly Pomona, and the Cerritos Center for the Performing Arts. During his various tenures, he has instructed students in acting, movement for actors, stage combat and clowning.

On 1996, Mr. Forcey graduated cum laude from the University of Southern California with an undergraduate degree in theatre with a minor in philosophy.   Mr. Forcey graduated Magna cum laude from York University while receiving his graduate degree in acting and movement, writing his master's thesis on the use of the British quarterstaff.

Zachary Pennington
Vice President, Creative Design
Mr. Pennington is a multiple award-winning designer, editor and art director who has spent the last 14 years designing projects for both the entertainment and Internet industries and has worked on projects for almost every major studio in Hollywood. Prior to joining Platinum Studios in 2006 he was Senior Art Director at The Cimarron Group from 2002-2006, an advertising agency serving the entertainment industry.   From 1998 to 2002 he worked as a freelance art director and creative director for entertainment agencies and Internet companies, including NeoPets, an on-line community games site, and CUShopper, an Inc 500 company.

Mr. Pennington’s designs have earned him acclaim and numerous awards including a Hollywood Reporter Key Art Award and three nominations, an Andy Award and two nominations, and a feature in Print Magazine’s The Big Event. His work includes the home video and DVD campaigns for To Kill a Mockingbird, Rocky 1-5, The Omen (the film collection), X-Men 1, 2 and 3, Minority Report, Casino, Dune, The Bourne Supremacy, Dawn of the Dead (2004), Night of the Living Dead, Million Dollar Baby, Platoon, The Terminator, Fantastic Four, The Devil Wears Prada, The Sentinel, Look, Up in the Sky! The Amazing Story of Superman, the best-selling Riddick Trilogy and the multi-award-wining campaign for The Texas Chainsaw Massacre as well as the multi-award winning campaign for Titanic. He also received much acclaim for his work designing the DVD release of the original Star Wars Trilogy.

Amongst the many theatrical campaigns he has worked on are Disney’s Mulan, Hercules, The Little Mermaid , as well as Species, Saw 3, Blue Streak and Ripley Under Ground ..   Mr. Pennington is also well respected in the entertainment and comic book industries for his work for the Independent Spirit Awards and the Hero Initiative.

CONFLICT OF INTEREST

Our officers and directors devote 100% of their time to our business.   Our Chief Executive officer, Scott Mitchell Rosenberg , is permitted to enter into separate producer agreements for our productions through his own loan-out corporation, Scott Mitchell Rosenberg Productions, Inc., provided that all compensation that he receives through these agreements are considered as compensation he receives as CEO of the Company and therefore taken into account in setting his annual compensation. The Producer agreements are standard in the industry for heads of media companies and in no way can negatively impact, impede or affect the Company’s ability to make deals with production companies for its properties. Mr. Rosenberg did not receive any compensation under this arrangement for the years ended December 31, 2005 and 2006. A loan-out company is use in the entertainment industry and is used for actors, musicians, directors, producers, writers and other key individuals. In a typical loan-out company arrangement, the individual forms the corporation which he controls. The corporation hires the individual with the salary to be set from time to time to reflect the activity of the corporation. Instead of the individual being hired directly, a deal is made with the loan-out company which in turn lends the services of its employee. In order to give the hiring company comfort that the individual will be committed to doing the work the individual may be asked to sign an inducement letter, which confirms that he or she will look only to the loan-out corporation for compensation.

TERM OF OFFICE

Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

COMMITTEES OF THE BOARD

We currently do not have an audit committee, compensation committee, nominations and governance committee of our board of directors.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our executive officers and directors. Our Code of Business Conduct and Ethics is posted on our corporate website at www.platinumstudios.com, under the corporate tab on the Company’s home page.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to the Company, 11400 W. Olympic Blvd. 14th Floor, Los Angeles, California, 90064, and Attention: Brian Altounian.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Mitchell Rosenberg,	2007	$300,000	(1)	-	-	-	-	-	-	$300,000
CEO	2006	34,615		-	-	-	-	-	-	$34,615
	2005	$-		-	-	-	-	-	-	-

Brian K. Altounian,	2007	$300,000	(2)	-	-	-	-	-	-	$300,000
President/COO	2006	$299,039	(3)	-	-	-	-	-	-	$299,039
	2005	$63,961	(4)	-	-	-	-	-	-	$63,961

Helene Pretsky, EVP	2007	$185,000		-	-	-	-	-	-	$185,000
Bus. Affairs	2006	$161,187	(5)	-	-	-	-	-	-	$161,187
	2005	-		-	-	-	-	-	-	-

(1) $300,000 of Mr. Rosenberg’s 2007 salary was deferred.
(2) $300,000 of Mr. Altounian’s 2007 salary was deferred.
(3) $250,000 (of which 243,079 was deferred) of Mr. Altounian’s compensation for 2006 was paid in his capacity as an independent contractor, $49,039 as paid in his capacity as an employee of the Company.
(4) Mr. Altounian’s compensation for 2005 was paid in his capacity as an independent contractor.
(5) $130,417 of Ms. Pretsky’s compensation in 2006 was paid in her capacity as an independent contractor and $30,770 in her capacity as an employee of the Company.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Altounian	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Altounian	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jill Zimmerman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (November 20, 1996) through December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	30,000,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	30,000,000

 Description of the Platinum Studios, Inc. 2007 Incentive Plan

The Platinum Studios, Inc. 2007 Incentive Plan (the “Plan”) has initially reserved 30,000,000 shares of common Stock for issuance. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Purpose . The primary purpose of the Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration . The Plan is administered by the compensation committee of our Board of Directors, for any period in which the Company is subject to the reporting requirements of the Exchange Act shall consist of not less than two members of the Board each of whom shall qualify as non-employee directors.

Eligibility .   Under the Plan, options may be granted to employees, directors or consultants of the Company, as provided in the Plan.

Terms of Options . The term of each option granted under the Plan shall be for such period as may be determined by the Committee but not to exceed ten years. Each option grants shall be contained in a stock option agreement between the optionee and Platinum Studios and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) Purchase Price. The purchase price of the common stock subject to each stock option shall be determined by the Committee at the time the Option is granted but shall not be less than 100% fair market value on the date of grant. If any Employee to whom an option that is an incentive stock option is granted owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any parent corporation, within the meaning of Section 424(e) of the Internal Revenue Code of 1986 (the “Code”), or any subsidiary corporation of the Company, within the meaning of Section 424(f) of the Code, then the exercise price per share shall not be less than one hundred ten percent (110%) of the fair market value per share on the date of grant and the option term shall not exceed five (5) years measured from the date of grant.

 (b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Committee, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the Plan;

 (c) Expiration. The expiration of each option shall be fixed by the Committee, in its discretion.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 18, 2008, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,

·	our executive officers,

·	our directors and executive officers as a group, without naming them, and

·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from January 18, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of January 18, 2008 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total
Common Stock	Scott Rosenberg (1)	128,250,000	63.7%
Common Stock	Brian Altounian (2)	19,940,000	9.2%
Common Stock	Jill Zimmerman (3)	500,000	*
Common Stock	Helene Pretsky (4)	8,000,000	3.7%

Common Stock	Charlotte Rosenberg	17,208,575	8.6%

Common Stock	All Executive Officers and Directors as a Group (3 persons )	135,000,000	76.6%

*Less than one percent.

(1)
Includes 135,000 shares of common stock beneficially owned by Pamela Rosenberg, the wife of Scott Rosenberg. Mr. Rosenberg disclaims beneficial ownership of these shares.  Also includes 16,875,000 shared held by the Scott Mitchell Rosenberg GRIT, of which Mr. Rosenberg is the Trustee.

(2)	Includes 6,750,000 shares previously owned by Brian Altounian as well as 5,250,000 shares of restricted stock granted January 9, 2008 under the Company’s 2007 Employee Incentive Program and 7,965,000 options granted on January 9, 2008 under the Company’s 2007 Employee Incentive Program which are fully vested and presently exercisable.

(3)	Jill Zimmerman was granted 500,000 options on January 9, 2008 under the Company’s 2007 Employee Incentive Program, which are fully vested and presently exercisable.

(4)	Includes 2,000,000 shares of restricted stock granted January 9, 2008 under the Company’s 2007 Employee Incentive Program and 6,000,000 options granted on January 9, 2008 under the Company’s 2007 Employee Incentive Program which are fully vested and presently exercisable.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the years ended December 31, 2006 and 2005.

Our Chief Executive officer, Scott Mitchell Rosenberg, is permitted to enter into separate producer agreements for our productions through his own loan-out corporation, Scott Mitchell Rosenberg Productions, Inc., provided that all compensation that he receives through these agreements are considered as compensation he receives as CEO of the Company and therefore taken into account in setting his annual compensation. The Producer agreements are standard in the industry for heads of media companies and in no way can negatively impact, impede or affect the Company’s ability to make deals with production companies for its properties.  Mr. Rosenberg did not receive any compensation under this arrangement for the years ended December 31, 2005 and 2006.

At December 31, 2005, we owed RIP Media $20,000 in uncollateralized loans.  During 2006, we repaid in full the $20,000 uncollateralized loans received during 2004. These loans accrued interest at 5% and 6% for the years ended December 31, 2005 and 2006, respectively.

At December 31, 2007, we owed $193,079 to Brian Altounian for consulting services provided prior to his employment.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $71,133 and $30,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

AUDIT-RELATED FEES

We did not incur any audit-related fees rendered by our principal accountants during the years ended December 31, 2007 and December 31, 2006.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2007 and December 31, 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15.      EXHIBITS.

Exhibit No.	Description

3.1
Articles of Incorporation of Platinum Studios, Inc. filed with the Secretary of State of the State of California on September 15, 2006. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on September 4, 2007)

3.2
Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of the State of California on October 16, 2006 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on September 4, 2007)

3.3	Bylaws of Platinum Studios, Inc. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on September 4, 2007)

4.1	Platinum Studios, Inc. 2007 Incentive Plan (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

5.1	Opinion of Sichenzia Ross Friedman Ference LLP. * (Incorporated by reference to the Registrant’s registration statement on From SB-2 as filed on December 14, 2007)

10.1	Form of Subscription Agreement dated as of October 12, 2006. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on September 4, 2007)

10.2
Distribution Agreement between Platinum Studios, Inc. and Top Cow Productions, Inc. effective as of January 1, 2007 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.3
Publisher Distribution Agreement between Ingram Periodicals Inc. and Platinum Studios, Inc.  dated as of 7/13/07 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.4
Co-Development, Financing and Production Agreement dated as of December 19, 2006 between Platinum Studios, Inc. and Arclight Films International PTY, LTD. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.5	Cancellation of Indebtedness Agreement dates as of July 1, 2007 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on September 4, 2007)

10.6
Option Agreement between Platinum Studios, LLC and Top Cow Productions dated as of August 1, 2004. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.7
Publishing License Agreement between Kiss Catalog Ltd. and Platinum Studios LLC dated April 28, 2005. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.8
Lease Agreement between Douglas Emmett 1995, LLC and Platinum Studios, LLC dated July 10, 2006. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.9	Bonelli Rights Agreements dated as of July 2, 1997. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.10
Agreement between Diamond Comic Distributors, Inc. and Platinum Studios, Inc. dated August 30, 2007. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.11
Licensing Services and Sponsorship Agreement dated May 29, 2007 between AT&T and Platinum Studios, Inc. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.12
Option Agreement dated September 16, 2006 by and among Scott Mitchell Rosenberg, RIP Media and Platinum Studios, Inc. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.13	Agreement with Escape Artists Productions, LLC dated as of February 15, 2002 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.14
Option Acquisition of Rights Agreement with Walt Disney Pictures dated as of December 11, 2003 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.15	Title and Option Agreement with Dimensions Films dated as of November 2, 2004 (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

10.16	First Look Agreement with Miramax Film Corp dated as of December 15, 1998. (Incorporated by reference to the Registrant’s registration statement on Form SB-2 as filed on October 31, 2007)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March  31, 2008.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer & Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Scott Mitchell Rosenberg Scott Mitchell Rosenberg	Chief Executive Officer and Chairman of the Board	March 31, 2008

/s/ Brian Altounian Brian Altounian	President, Chief Operating Officer & Principal Financial and Accounting Officer	March 31, 2008

/s/ Jill Zimmerman Jill Zimmerman	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Platinum Studios, Inc.
Los Angeles, California

We have audited the balance sheets of Platinum Studios, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2007, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum Studios, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which have resulted in a significant accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 29, 2008

PLATINUM STUDIOS, INC

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,445	$331,435
Accounts receivable	44,695	-
Other receivable	20,000	-
Prepaid expenses	109,124	105,603
Inventory	59,528	-
Other current assets	-	12,100
Total current assets	237,792	449,138
Property and equipment, net	257,130	268,981
Web sites	40,000	64,000
Character rights, net	228,261	319,565
Deposits and other	39,118	39,404
Total assets	$802,301	$1,141,088
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$663,848	$231,849
Accrued expenses and other current liabilities	788,868	192,118
Bank overdraft	89,665	-
Deferred revenue	100,000	750,000
Short term notes payable	1,889,908	1,004,078
Related party payable	193,079	243,079
Capital leases payable, current	73,282	55,820
Total current liabilities	3,798,650	2,476,944
Long term notes payable to shareholder	2,531,464	3,326,107
Accrued interest due to shareholder	60,479	75,031
Capital leases payable, non-current	106,395	148,721
Total liabilities	6,496,988	6,026,803

Common stock, $.0001 par value; 500,000,000 shares authorized; 201,255,825 and 158,056,000 issued and outstanding, respectively	20,126	15,806
Additional paid in capital	3,750,782	(628,741)
Accumulated deficit	(9,465,595)	(4,272,780)
Total shareholders' deficit	(5,694,687)	(4,885,715)
Total liabilities and shareholders' deficit	$802,301	$1,141,088

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.

STATEMENTS OF OPERATIONS

	Platinum Studios, Inc.		Platinum Studios, LLC
	Years Ended December 31,
	2007	2006	2005
Net revenue	$1,956,054	$180,500	$162,500

Costs and expenses:
Cost of revenues (excluding depreciation expense)	278,442	-	-
Operating expenses	5,176,142	3,168,078	1,607,672
Research and development	960,396	764,282	243,833
Depreciation and amortization	165,861	73,486	7,436

Total costs and expenses	6,580,841	4,005,846	1,858,941

Operating loss	(4,624,787)	(3,825,346)	(1,696,441)

Other income (expense):
Other income	-	2,571	5,814
Loss on disposition of assets	(24,000)	(33,260)	-
Interest income	21	-	-
Interest expense	(544,049)	(391,745)	(390,288)
Other expense	-	(25,000)	-
Total other income (expense):	(568,028)	(447,434)	(384,474)
Loss before provision for income taxes	(5,192,815)	(4,272,780)	(2,080,915)
Provision for income taxes	-	-	-
Net loss	$(5,192,815)	$(4,272,780)	$(2,080,915)

Basic and diluted loss per share:
Net loss per share	$(0.03)	$(0.03)
Basic and diluted weighted average shares	201,255,825	145,908,250

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three Years Ended December 31, 2007

	Members' Deficit	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Deficit	Total
Balance at December 31, 2004	$(7,068,677)	-	$-	$-	$-	$(7,068,677)
Net loss	(2,080,915)	-	-	-	-	(2,080,915)
Balance at December 31, 2005	(9,149,592)	-	-	-	-	(9,149,592)
Capital contribution - B. Altounian	500,000	-	-	-	-	500,000
Capital contribution - S. Rosenberg	5,731,057	-	-	-	-	5,731,057
Conversion of LLC interest to common stock	2,918,535	135,000,000	13,500	(2,932,035)	-	-
Common stock issued in private placement at $0.10 per share, 0.0001 par value	-	23,056,000	2,306	2,303,294	-	2,305,600
Net loss	-	-	-	-	(4,272,780)	(4,272,780)
Balance at December 31, 2006	-	158,056,000	15,806	(628,741)	(4,272,780)	(4,885,715)
Common stock issued in private placement at $0.10 per share, $0.0001 par value	-	25,991,250	2,599	2,596,526	-	2,599,125
Common stock issued in debt conversion at $0.10 per share, $0.0001 par value	-	17,208,575	1,721	1,719,136	-	1,720,857
Warrants issued for services	-	-	-	36,699	-	36,699
Warrants issued for debt conversion	-	-	-	195,507	-	195,507
Stock offering costs	-	-	-	(168,345)	-	(168,345)
Net loss	-	-	-	-	(5,192,815)	(5,192,815)
Balance at December 31, 2007	$-	201,255,825	$20,126	$3,750,782	$(9,465,595)	$(5,694,687)

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(5,192,815)	$(4,272,780)	$(2,080,915)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	74,557	43,051	7,436
Amortization	91,304	30,435	-
Loss on disposal of assets	24,000	33,260	-
Warrants issued for services and debt conversion	232,206	-	-
Decrease (increase) in operating assets:
Accounts receivable	(44,695)	-	-
Other receivable	(20,000)	-	-
Inventories	(59,528)	-	-
Prepaid expenses and other current assets	9,865	(7,918)	(89,544)
Other assets	-	(113,943)	322,649
Increase (decrease) in operating liabilities:
Accounts payable	449,497	92,381	29,667
Accounts payable related party	(50,000)	243,079	-
Bank overdraft	89,665	-	-
Accrued expenses	662,797	118,320	51,442
Accrued interest	81,305	258,805	345,915
Deferred revenue	(650,000)	(175,000)	300,000

Net cash flows used in operating activities	(4,301,842)	(3,750,310)	(1,113,350)

Cash flows from investing activities
Investment in property and equipment	(14,672)	(283,311)	(58,997)
Other assets - website acquisition	(1,000)	-	-

Net cash flows used in investing activities	(15,672)	(283,311)	(58,997)

Cash flows from financing activities
Proceeds from non-related loans	743,975	-	-
Proceeds from related party loans	1,229,000	2,609,457	1,170,010
Payments on related party loans	(340,333)	(1,246,354)	-
Payments on non-related party loans	-	-	(5,852)
Origination of capital leases	-	203,833	21,922
Payments on capital leases	(72,898)	(19,323)	(1,890)
Issuance of common stock, net of offering costs	2,430,780	2,305,600	-
Capital contributions	-	500,000	-

Net cash flows provided by financing activities	3,990,524	4,353,213	1,184,190

Net increase/(decrease) in cash	(326,990)	319,592	11,843
Cash, at beginning of year	331,435	11,843	-

Cash, at end of period	$4,445	$331,435	$11,843

Supplemental disclosure of cash flow information:

Cash paid for interest	$501,999	$307,267	$390,288
Cash paid for taxes	$600	$-	$-
Non-cash financing activities related to the conversion of debt	$1,720,857	$-	$-

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(1)         Description of business

Nature of operations –  The Company controls a library consisting of more than 3,800 characters and is engaged principally as a comics-based entertainment company adapting characters and storylines for production in film, television, publishing and all other media.

Platinum Studios, LLC was formed and operated as a California limited liability company from its inception on November 20, 1996 through September 14, 2006.  On September 15, 2006, Platinum Studios, LLC filed with the State of California to convert Platinum Studios, LLC into Platinum Studios, Inc., (“the Company”, “Platinum”) a California corporation.

This change to the Company structure was made in preparation of a private placement memorandum and common stock offering in October, 2006 (Note 12).

(2)	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $9,465,595 as of December 31, 2007.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

(3)	Summary of significant accounting policies

Reclassifications – Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

Revenue recognition - Revenue  from  the  licensing  of  characters  and  storylines  (“the properties”) owned by the Company are recognized in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”).  Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete.  This is considered to have occurred when persuasive

(3)	Summary of significant accounting policies (continued)
evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured.

The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals.  For options that contain non-refundable minimum payment obligations that are not applied to the purchase price, revenue is recognized ratably over the option period, prior to the collection of all amounts ultimately due, provided all the criteria for revenue recognition under SAB 104 have been met.  Option fees that are applicable to the purchase price are deferred and recognized as revenue at the later of the expiration of the option period or in accordance with the terms of the purchase agreement.  Revenue received under first look deals is recognized ratably over the first look period, which varies by contract provided all the criteria for revenue recognition under SAB 104 have been met.  First look deals that have contingent components are deferred and recognized at the later of the expiration of the first look period or in accordance with the terms of the first look contract.

For licenses requiring material continuing involvement or performance based obligations, by the Company, the revenue is recognized as and when such obligations are fulfilled.

The Company records as deferred revenue any licensing fees collected in advance of obligations being fulfilled or if a licensee is not sufficiently creditworthy, the Company will record deferred revenue until payments are received.

License agreements typically include reversion rights which allow the Company to repurchase property rights which have not been used by the studio (the buyer) in production within a specified period of time as defined in the purchase agreement.  The cost to repurchase the rights is generally based on the costs incurred by the studio to further develop the characters and story lines.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed

(3)	Summary of significant accounting policies (continued)
uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the years ended December 31, 2007, 2006 and 2005. The Company’s allowance for doubtful accounts was $0 as of December 31, 2007 and 2006.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances.  The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000.

During the years ended December 31, 2007 2006, and 2005, the Company had customer revenues representing a concentration of the Company’s total revenues. In 2007, two customers represented approximately 51% and 23% of total revenues.  In 2006, two customers represented approximately 82% and 14% of the Company’s total revenues. In 2005, three customers represented approximately 64%, 19% and 17% of the Company’s total revenues.

Depreciation - Depreciation is computed on the straight-line method over the following estimated useful lives:

Fixed assets	Useful Lives

Furniture and fixtures	7 years
Computer equipment	5 years
Office equipment	5 years
Software	3 years
Leasehold improvements	Shorter of lease term or useful economic life

Character development costs - Character development costs consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright.  These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property.  If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized.

If the Company determines there is no determinable market for a property, it is deemed impaired and is written off.

Purchased intangible assets and long-lived assets – Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line

(3)	Summary of significant accounting policies (continued)
basis. The Company periodically reviews the carrying amounts of intangible assets and property in conformance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  Under SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset.

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the years ended December 31, 2007, 2006 and 2005 advertising expenses were $426,332,  $14,017 and $8,042, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the years ended December 31, 2007, 2006 and 2005 research and development expenses were $960,396, $764,282 and $243,833, respectively.

Incomes Taxes:

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Net income/(loss) per share – In accordance with SFAS No. 128 “Earnings Per Share”, basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture.  Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasure stock method, unless the effect is anti-dilutive.

Use of estimates – The preparation of the financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainly in Income Taxes” (“FIN 48”).  FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, “Accounting for Income Taxes”.  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.  FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.  FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For Platinum, FIN 48 will be effective for the first quarter of fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented as if the new accounting principle had always been used. SFAS No. 154 also requires that a change in method of depreciating or amortizing long-lived non-financial assets be accounted for prospectively, in the period of change and in future periods, if applicable, as a change in estimate, and requires the correction of errors in previously issued financial statements be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction errors made in fiscal years beginning after December 15, 2005.  The implementation of SFAS 154 is not expected to have a material impact on the Company’s financial statements.

On July 1, 2007, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock option s and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provision of SAB 107 in our adoption of SFAS 123(R).

(3)	Summary of significant accounting policies (continued)

We have selected the Black-Scholes method of valuation for share-based compensation and have adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options and warrants outstanding at the beginning of the first quarter of adoption of SFAS 123R.  The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options or warrants original estimate of fair value.  As permitted by SFAS 123(R), the Company elected the disclosure only requirements of SFAS 123(R).

In December 2007, the FASB  issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the decon-solidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No.159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and

(3)	Summary of significant accounting policies (continued)
requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.  This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,  a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.   This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument.  The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be

(3)	Summary of significant accounting policies (continued)

 rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.

Non-cash financing activities

On July 1, 2007, principal and interest of $1,720,857 were converted into common stock of the Company.  As an incentive to convert the outstanding debt obligation, warrants were issued to the debt-holder, Charlotte Rosenberg.  Based on the Black-Scholes method of valuation, $195,507 of interest expense was recorded as the fair value of the warrants issued as part of this debt conversion.

(4)	Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of finished goods purchase for resale.

	December 31,

	2007	2006

Kiss merchandise	59,528	-

	$59,528	$-

For the years ended December 31, 2007, 2006 and 2005, the Company recorded no inventory impairment or inventory reserve expense.

(5)	Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	December 31,

	2007	2006
Property and equipment, cost:
Office equipment	$10,804	$10,804
Furniture and fixtures	118,140	107,317
Computer equipment	151,220	105,054
Software	91,292	85,576
Leasehold improvements	20,557	20,557
	392,013	329,308
Less accumulated depreciation	(134,883)	(60,327)

Net property and equipment	$257,130	$268,981

For the years ended December 31, 2007, 2006 and 2005, property and equipment at cost includes assets acquired under capital leases of $87,547, $203,833, and $21,922 respectively.   Depreciation expense charged to operations for the years ended December 31, 2007, 2006 and 2005 were $74,556, $43,051 and $7,436 including $53,347, $26,429 and $1,679 applicable to assets acquired under capital leases, respectively.

(6)          Other assets

Other assets are recorded at cost. The company evaluates the carrying value of other assets as of December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

(6)          Other asset (continued)

	December 31,

	2007	2006

Web Sites	40,000	64,000
Deposits	38,118	39,404
Intellectual Property	1,000	-
Character Library - Top Cow	350,000	350,000
Character Library Amortization - Top Cow	(121,739)	(30,435)

	$307,379	$422,969

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $91,304, $30,435 and none, respectively. All amortization is related to the character library which is amortized using the straight line method over the term of the contract as disclosed in footnote 10.

At December 31, 2007, future amortization of character rights is as follows:

Years Ending December 31,	Other Assets Amortization

2008	$91,304
2009	91,304
2010	45,653
Thereafter	-
Total Amortization	$228,261

(7)          Due to related party

During 2006, the Company repaid in full the uncollateralized loans received from Rosenberg IP during 2004.  These loans accrued interest at 5% and 6% for the years ended December 31, 2005 and 2006, respectively.

	December 31,

	2007	2006

B.Altounian - Consulting prior to employment	193,079	243,079

	$193,079	$243,079

(8)         Short-term and long-term debt

	December 31,

Short-term debt	2007	2006

Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At December 31, 2007 and 2006, the interest rates were 7.15% and 7.90%, respectively. Due upon demand	$740,011	$745,925

Loan payable to 3rd party - uncollateralized; payable in annual installments of interest only at 6%. Due upon demand	17,676	-

(8)           Short-term and long-term debt (continued)

	December 31,

Short-term debt	2007	2006

Loan payable to member - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	160,964	-

Loan payable to member - uncollateralized; payable in monthly installments of principal and interest at varying rates. The rate at December 31, 2007 was 3.99%. Due upon demand.	120,570	-

Loan payable to member - uncollateralized; payable in monthly installments of principal and interest at varying rates. The rate at December 31, 2007 was 17.49%. Due upon demand.	15,917	-

Loan payable to member - uncollateralized; interest only at 5%. Due upon demand.	10,000	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Payable on demand.	510	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due March, 2008.	213,315	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due April, 2008.	27,573	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due April, 2008.	110,290	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	106,658	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	26,697	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	26,673	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due March, 2008.	54,149	-

(8)           Short-term and long-term debt (continued)

	December 31,

Short-term debt	2007	2006

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	16,033	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due March, 2008.	109,195	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due May, 2008.	26,755	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	106,922	-
Total short-term debt	$1,889,908	$745,925

Long-term debt
Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At December 31, 2007 and 2006, the interest rates were 7.487% and 7.708%, respectively. Monthly payments of principal and interest begin on July 1, 2009; final payment due June 1, 2034.	$1,293,989	$1,294,260

Loan payable to member - uncollateralized; principal includes interest accrued at variable interest rates. At December 31, 2007 and 2006, the interest rate was 5.0%. The loans are due June 30, 2010.	1,237,475	665,000

Loans payable to member - uncollateralized; Effective January 1, 2006, interest became fixed at 3.8%. Monthly payments of principal and interest to begin on July 1, 2007; final payment due June 30, 2010. Converted to equity July 1, 2007.	-	1,625,000

Total long-term debt	$2,531,464	$3,584,260

Total short-term and long-term debt	$4,421,372	$4,330,185

The following summarizes future cash payment obligations:

(8)           Short-term and long-term debt (continued)

Years Ending December 31,	December 31, 2007
-
2008	$1,889,908
2009	8,699
2010	1,255,909
2011	19,907
2012	21,496
Thereafter	1,225,453

Total short-term and long-term debt obligations	$4,421,372

(9)	Operating and capital leases

The Company has entered into operating leases having expiration dates through 2011 for real estate and various equipment needs, including office facilities, computers, office equipment and a vehicle.

On July 10, 2006, the Company entered into an operating agreement for the lease of real property located in Los Angeles, California.  The agreement has a five year term, commencing September 1, 2006 and ending August 31, 2011.

Rent expense under non-cancelable operating leases were $421,990, $220,623 and $114,669 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year are as follows:

Years Ending December 31,	Operating Leases
2008	$108,008
2009	431,494
2010	430,293
2011	442,815
2012	302,855
Thereafter	-

Total minimum obligations	$1,715,465

(9)	Operating and capital leases (continued)

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $87,547 and $203,833 at December 31, 2007 and 2006, respectively. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $81,454 and $11,026 at December 31, 2007 and 2006, respectively. Future required payments at December 31, 2006 under these leases are as follows:

Years Ending December 31,	Capital Leases
2008	$88,669
2009	56,854
2010	36,838
2011	24,705
Thereafter	-

Total minimum obligations	207,066

Less amounts representing interest	27,390

Present value of net minimum obligations	179,676
Less current portion	73,282

Long-term portion	$106,394

(10)	Commitments

During 2004, the Company entered into an agreement with Top Cow Productions, Inc. to acquire certain rights in and to certain comic books, related characters, storylines and intellectual property (the properties).  The current agreement period expires on June 30, 2010.  The Company has the right to extend the agreement for an additional twelve month period for an additional $350,000 and has pre-paid $75,000 toward this extended period.  If the Company enters into production on a particular property, additional fees based on a percentage of the adjusted gross revenue resulting from the production, as defined in the agreement, will be due to the owner.  The agreement is collateralized by a security interest in and to all rights licensed or granted to the Company under this agreement including the right to receive revenue.  The current agreement period cost of $350,000 is included in Other Assets on the balance sheet (Note 7) and is being amortized on a straight-line basis beginning in 2006 when the rights became available for exploitation.

(11)	Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority

(11)	Related party transactions (continued)

shareholder. The Company did not exercise this right during the years ended December 31,
2007 and 2006. During 2006, the Company repaid uncollateralized loans of $20,000 in full (Note 8).

Scott Mitchell Rosenberg also provides production consulting services to the Company’s customers (production companies) through Scott Mitchell Rosenberg Productions (another related entity) wholly owned by Scott Mitchell Rosenberg. At the time the Company enters into a purchase agreement with a production company, a separate contract may be entered into between the related entity and the production company. In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity.  Revenue would be paid directly to the related entity by the production company.

(12)	Stockholders equity

As of May 1, 2006, the Company issued a five percent (5.0%) ownership interest in Platinum Studios, LLC to Brian Altounian in consideration of a capital contribution in the amount of $500,000.

On September 14, 2006, Scott Mitchell Rosenberg converted $5,731,057 in outstanding principal and interest as a capital contribution in Platinum Studios, LLC in fulfillment of commitments made to the Company prior to the issuance to Brian Altounian.

Platinum Studios LLC filed Articles of Incorporation with the Secretary of the State of California on September 15, 2006, by which Platinum Studios, LLC converted from a California limited liability company into Platinum Studios, Inc., a California corporation.  On September 15, 2006, 135,000,000 common shares were issued for conversion of LLC interests as all members of the limited liability company became shareholders of the corporation, maintaining their same percentage ownership, with no additional contribution required by any of the members to the corporation.

A Private Placement Memorandum was issued on October 12, 2006, offering up to 50,000,000 shares of common stock, $0.0001 par value per share, for sale to Accredited Investors (as defined in the memorandum), at a price of $0.10 per share on a “best efforts” basis, for a total offering price to investors of $5,000,000.  The proceeds of the offering are expected to be used for property acquisitions, marketing and general and administrative expenses.  The offering was closed on April 30, 2007 with the Company having sold 49,047,250 shares resulting in proceeds of $4,904,725 and net proceeds of $4,682,207 after related costs.

On July 1, 2007, the Board of Directors approved the cancellation/conversion of $1,720,857 in debt due to Scott Mitchell Rosenberg consisting of $1,625,000 in principal and $95,857 of accrued interest through conversion of the debt into 17,208,575 shares of

(12)	Stockholders equity

common stock of the Company valued at $0.10 per share.  In addition, Mr. Rosenberg received a warrant to purchase 2,437,500 additional shares of common stock for his agreement to accept this offer from the Company rather than demanding repayment of the debt amount.

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company.  The board further resolved for 30,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan.  No grants were approved or issued under this plan as of December 31, 2007.

(13)	Common Stock Purchase Warrants

Warrants outstanding at December 31, 2007 are summarized as follows:

As of December 31, 2007, no warrants have been exercised.

(14)	Income taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of California.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not filed a tax return for the December 31, 2006 year end.

Minimum state tax payments have accrued in states for which the company has operated since 2006.  Upon filing all amounts paid will be subject to penalties and interest according to the state tax jurisdiction.  The statue of limitations remains open on all years from 2006 going forward.  The statute will not begin to run until the Company files the tax return.  Once the returns have been filed the IRS will have three years to examine and adjust the amounts reported.

The Company operates at a loss and will only be liable for minimum state tax payments once a return is filed.  No unrecognized liability will be added to The Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

(14)	Income taxes (continued)

tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

            Income tax benefit (provision) is computed as follows:

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Warrants

$0.10	2,896,100	4.34	$0.10	2,896,100	$0.10
$0.10	2,896,100	4.34	$0.10	2,896,100	$0.10

The total tax benefit (provision) is recorded as follows:

	Twelve months ended December 31, 2007	Period from September 15, through December 31, 2006
Current:
Federal	$-	$-
State	-	-

	$-	$-

Deferred:
Federal	$-	$-
State	-	-

	$-	$-

The total tax benefit (provision) is recorded as follows:

	Twelve months ended December 31, 2007	Period from September 15, through December 31, 2006

Continuing operations	$-	$-
Discontinued operations	-	-

	$-	$-

(14)       Income taxes (continued)

The components of deferred tax assets at December 31, 2007 and 2006 are composed of the following:

	December 31, 2007	December 31, 2006

Depreciation	17,900	-
Reserves, allowances and accruals	$442,300	$142,227
Basis in acquired intangible assets	-	12,123
Net operating loss carryforwards	2,151,300	593,828

	2,611,500	748,178
Less: deferred tax asset valuation
allowance	(2,611,500)	(748,178)

	$-	$-

As of December 31, 2007, the Company had available net operating loss carryforwards for federal and state purposes of $5,500,000, each, which begin to expire in 2026 and 2016, respectively.

The income tax benefit (provision) related to continuing operations for the twelve months ended December 31, 2007 and the period from September 15, 2006 through December 31, 2006 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following differences:

	Twelve months ended December 31, 2007%		Period from September 15, thru December 31, 2006%

Statutory federal tax rate	$1,765,556	34	$534,925	34
Expected state tax, net of federal	259,640	5	91,793	6
Effect of permanent differences	(90,560)	-	(1,785)	-
Effect of deferred tax asset
valuation allowance	(1,863,322)	(43)	(666,288)	(43)
Other	71,314	3	41,355	3

	$-	-	$-	-

(15)       Subsequent events

On January 9, 2008, under the Company's 2007 Incentive Plan, the Company granted stock options to purchase up to an aggregate of 20,050,000 shares of its common stock to employees and consultants and granted 9,950,000 of restricted to employees and consultants.

(15)       Subsequent events (continued)

Of the stock options granted, the following were granted to executive officers

Brian Altounian    7,965,000 shares
Helene Pretsky     6,000,000 shares

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian    5,250,000 shares
Helene Pretsky     2,000,000 shares

On January 10, 2008, the Securities and Exchange Commission declared effective the FORM SB-2 Registration Statement originally filed by the Company on September 4, 2007.

 On January 31, 2008, FINRA issued the ticker symbol PDOS for the Company to trade the stock registered under the SB-2 on the Over The Counter Bulletin Board and on February 1, 2008, the Company's stock registered under the SB-2 began trading on the OTC:BB.

On January 18, 2008, the Company commenced a Regulation D private placement for the sale of up to 15,000,000 shares of the Company's common stock at a purchase price of $0.15 per share, for an aggregate purchase price of up to $2,250,000.  Through March 27, 2008, 7,565,402 shares have been purchased under this private placement.

As a result of issuing the above described stock options and restricted stock, the Company intends to record the related non-cash stock-based compensation expense of approximately $1.8 million during the first quarter ending March 31, 2008.