Form 10-Q
period 2008-03-31
Platinum Studios, Inc.
filed 2008-05-15
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD  ENDED MARCH 31, 2008
☐            TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-145871

PLATINUM STUDIOS, INC.
(Name of registrant in its charter)

CALIFORNIA	20-5611551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11400 W. Olympic Blvd., 14th Floor, Los Angeles, CA 90064
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (310) 807-8100

            Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                               Accelerated filer ☐
Non-accelerated filer ☐                                                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of May 9, 2008 was 219,455,281.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PLATINUM STUDIOS, INC
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$150,527	$4,445
Accounts receivable	38,600	44,695
Other receivable	50,000	20,000
Prepaid expenses	112,966	109,124
Inventory	54,823	59,528
Other current assets	247	-
Total current assets	407,163	237,792
Property and equipment, net	245,090	257,130
Web sites	40,000	40,000
Character rights, net	205,435	228,261
Deposits and other	39,118	39,118
Total assets	$936,806	$802,301
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$856,332	$663,848
Accrued expenses and other current liabilities	1,058,283	788,868
Bank overdraft	-	89,665
Deferred revenue	1,750	100,000
Short term notes payable	1,881,037	1,889,908
Related party payable	193,079	193,079
Capital leases payable, current	75,288	73,282
Total current liabilities	4,065,769	3,798,650
Long term notes payable to shareholder	2,551,263	2,531,464
Accrued interest due to shareholder	75,905	60,479
Capital leases payable, non-current	89,815	106,395
Total liabilities	6,782,752	6,496,988

Common stock, $.0001 par value; 500,000,000 shares authorized; 217,008,614 and 201,255,825 issued and outstanding, respectively	21,701	20,126
Additional paid in capital	8,257,545	3,750,782
Accumulated deficit	(14,125,192)	(9,465,595)
Total shareholders' deficit	(5,845,946)	(5,694,687)
Total liabilities and shareholders' deficit	$936,806	$802,301

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Net revenue	$179,382	$1,037,829

Costs and expenses:
Cost of revenues (excluding depreciation expense)	67,573	35,411
Operating expenses	1,082,628	1,206,412
Research and development	212,553	276,927
Stock option expense	3,376,692	-
Depreciation and amortization	44,339	38,488
Total costs and expenses	4,783,785	1,557,238
Operating loss	(4,604,403)	(519,409)
Other income (expense):
Other income	182	-
Gain (loss) on disposition of assets	100	-
Gain on settlement of debt	37,334	-
Interest expense	(92,810)	(77,802)
Total other income (expense):	(55,194)	(77,802)
Loss before provision for income taxes	(4,659,597)	(597,211)
Provision for income taxes	-	-
Net loss	$(4,659,597)	$(597,211)

Basic and diluted loss per share:
Net loss per share	$(0.02)	$(0.00)
Basic and diluted weighted average shares	211,938,990	201,255,825

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,659,597)	$(597,211)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	21,513	15,662
Amortization	22,826	22,826
Equity instruments issued for services	3,376,692	-
Gain on settlement of debt	(37,334)	-
Decrease (increase) in operating assets:
Accounts receivable	6,095	(220)
Other receivable	(30,000)	-
Inventories	4,705	(66,366)
Prepaid expenses and other current assets	(1,097)	(91,563)
Increase (decrease) in operating liabilities:
Accounts payable	223,734	(45,911)
Accounts payable related party	-	(25,000)
Bank overdraft	(89,665)	-
Accrued expenses	269,415	172,950
Accrued interest	43,671	33,829
Deferred revenue	(98,250)	(300,000)
Net cash flows used in operating activities	(947,292)	(881,004)

Cash flows from investing activities
Investment in property and equipment	(2,403)	(11,070)
Purchase of domain name	-	(1,000)
Net cash flows used in investing activities	(2,403)	(12,070)

Cash flows from financing activities
Proceeds from non-related loans	150,000	-
Proceeds from related party loans	19,799	95,000
Payments on related party loans	(83,500)	-
Payments on capital leases	(21,643)	(13,612)
Issuance of common stock, net of offering costs	1,031,121	1,141,216
Net cash flows provided by financing activities	1,095,777	1,222,604

Net increase/(decrease) in cash	146,082	329,530
Cash, at beginning of year	4,445	331,435
Cash, at end of period	$150,527	$660,965

Supplemental disclosure of cash flow information:

Cash paid for interest	$61,555	$43,817
Cash paid for taxes	$-	$-
Stock issued as payments of accounts payable and accrued interest	$100,525	$-

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

(1)         Description of business

Nature of operations –  The Company controls a library consisting of more than 5,600 characters and is engaged principally as a comics-based entertainment company adapting characters and storylines for production in film, television, publishing and all other media.

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

(2)	Basis of financial statement presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  The condensed financial statements should be read in conjunction with the Company’s December 31, 2007 financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”).  All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3)	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $14,125,192 as of March 31, 2008.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

(4)	Summary of significant accounting policies

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

The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals. For option agreements and first look deals that contain non-refundable payment obligations to us, we recognize such non-refundable payments as revenue at the inception of the agreement and receipt of payment, prior to the collection of any additional amounts due, provided all the criteria for revenue recognition under SAB 104 have been met. First look deals that have contingent components are deferred and recognized at the later of the expiration of the first look period or in accordance with the terms of the first look contract.

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

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the three months ended March 31, 2008 and 2007. The Company’s allowance for doubtful accounts was $0 as of March 31, 2008 and December 31, 2007.

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

During the three months ended March 31, 2008 and 2007, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended March 31, 2008, three customers represented approximately 56%, 19% and 15% of total revenues. For the three months ended March 31, 2007, one customer represented approximately 96% of the Company’s total revenues.

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

(4)	Summary of significant accounting policies (continued)

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the three months ended March 31, 2008 and 2007 advertising expenses were $42,189 and $104,998, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the three months ended March 31, 2008 and 2007 research and development expenses were $212,553 and $276,927, respectively.

Income taxes – From inception thru September 14, 2006 the Company operated as a limited liability company and elected to be taxed similar to a partnership.  Accordingly, each member was responsible for reporting its  respective  share  of  the  Company’s  net income  or  loss  for  Federal  and California income tax purposes and the Company did not pay Federal income tax.  From September 15, 2006 forward the Company has accounted for income taxes using the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company was subject to an annual minimum tax of $800 and a fee based on gross receipts in California from inception through September 14, 2006.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157  defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

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

PLATINUM STUDIOS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be  rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.

(5)	Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of finished goods purchase for resale.

	March 31, 2008 (Unaudited)	December 31, 2007

Kiss merchandise	54,823	59,528

	$54,823	$59,528

For the three months ended March 31, 2008 and the year ended December 31, 2007 the Company recorded no inventory impairment or inventory reserve expense.

(6)	Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	March 31, 2008 (Unaudited)	December 31, 2007
Property and equipment, cost:
Office equipment	$13,207	$10,804
Furniture and fixtures	118,140	118,140
Computer equipment	158,291	151,220
Software	91,292	91,292
Leasehold improvements	20,557	20,557
	401,487	392,013
Less accumulated depreciation	(156,397)	(134,883)

Net property and equipment	$245,090	$257,130

(7)         Due to related party
	March 31, 2008 (Unaudited)	December 31, 2007

B.Altounian - Consulting prior to employment	193,079	193,079

	$193,079	$193,079

(8)         Short-term and long-term debt

Short-term debt	March 31, 2008 (Unaudited)	December 31, 2007

Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At March 31, 2008 and December 31, 2007 , the interest rates were 5.15% and 7.15%, respectively. Due upon demand	$735,874	$740,011
Loan payable to 3rd party - uncollateralized; payable in annual installments of interest only at 6%. Due upon demand	17,938	17,676

(8)         Short-term and long-term debt (continued)

Short-term debt	March 31, 2008 (Unaudited)	December 31, 2007
Loan payable to member - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	128,535	160,964
Loan payable to member - uncollateralized; payable in monthly installments of principal and interest at varying rates. The rate at March 31, 2008 and December 31, 2007 was 3.99%. Due upon demand.	122,660	120,570
Loan payable to member - uncollateralized; payable in monthly installments of principal and interest at varying rates. The rate at March 31, 2008 and December 31, 2007 was 15.99% and 17.49%, respectively. Due upon demand.	15,496	15,917
Loan payable to member - uncollateralized; interest only at 5%. Due upon demand.	11,152	10,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Payable on demand.	510	510
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due April, 2008.	109,279	213,315
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due April, 2008.	28,695	27,573
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due April, 2008.	114,778	110,290
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	109,649	106,658
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	27,445	26,697

(8)         Short-term and long-term debt (continued)
Short-term debt	March 31, 2008 (Unaudited)	December 31, 2007
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	27,421	26,673
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due May, 2008.	55,630	54,149
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	16,482	16,033
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due May, 2008.	72,078	109,195
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due May, 2008.	27,503	26,755
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due June, 2008.	109,912	106,922
Loan payable to bank - uncollateralized; payable in monthly installments of interest only at 9%. Due April, 2008.	150,000	-
Total short-term debt	$1,881,037	$1,889,908

Long-term debt

Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At March 31, 2008 and December 31, 2007, the interest rates were 7.151% and 7.487%, respectively. Monthly payments of principal and interest begin on July 1, 2009; final payment due June 1, 2034.	1,293,989	1,293,989

Loan payable to member - uncollateralized; principal includes interest accrued at variable interest rates. At March 31, 2008 and December 31, 2007 the interest rate was 5.0%. The loans are due June 30, 2010.	1,257,274	1,237,475

Total long-term debt	$2,551,263	$2,531,464

Total short-term and long-term debt	$4,432,300	$4,421,372

(8)         Short-term and long-term debt (continued)

The following summarizes future cash payment obligations:
Years Ending December 31,
-
2008	1,881,037
2009	8,699
2010	1,275,708
2011	19,907
2012	21,496
Thereafter	1,225,453

Total short-term and long-term debt obligations	4,432,300

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

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at March 31, 2008 and December 31, 2007. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $96,880 and $81,454 at March 31, 2008 and December 31, 2007, respectively.

(9)         Operating and capital leases (continued)

Years Ending December 31,	Capital Leases
2008	$94,303
2009	58,060
2010	37,947
2011	24,705
Thereafter	-

Total minimum obligations	215,015

Less amounts representing interest	35,338

Present value of net minimum obligations	179,677
Less current portion	73,282

Long-term portion	$106,395

Years Ending December 31,	Operating Leases
2008	$427,945
2009	430,761
2010	442,815
2011	302,855
Thereafter	-

Total minimum obligations	$1,604,376

(10)	Commitments

During 2004, the Company entered into an agreement with Top Cow Productions, Inc. to acquire certain rights in and to certain comic books, related characters, storylines and intellectual property (the properties). The current agreement period expires on June 30, 2010.  The Company has the right to extend the agreement for an additional twelve month period for an additional $350,000 and has pre-paid $75,000 toward this extended period.  If the Company enters into production on a particular property, additional fees based on a percentage of the adjusted gross revenue resulting from the production, as defined in the agreement, will be due to the owner.  The agreement is collateralized by a security interest in and to all rights licensed or granted to the Company under this agreement including the right to receive revenue.  The current agreement period cost of $350,000 is included in Other Assets on the balance sheet and is being amortized on a straight-line basis beginning in 2006 when the rights became available for exploitation.

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

On July 1, 2007, the Board of Directors approved the cancellation/conversion of $1,720,857 in debt due to Scott Mitchell Rosenberg consisting of $1,625,000 in principal and $95,857 of accrued interest through conversion of the debt into 17,208,575 shares of common stock of the Company valued at $0.10 per share.  In addition, Mr. Rosenberg received a warrant to purchase 2,437,500 additional shares of common stock for his agreement to accept this offer from the Company rather than demanding repayment of the debt amount. As an incentive to convert the outstanding debt obligation, warrants were issued to the debt-holder, Charlotte Rosenberg.  Based on the Black-Scholes method of valuation, $195,507 of interest expense was recorded as the fair value of the warrants issued as part of this debt conversion.

 (12)      Stockholders equity (continued)

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company.  The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of March 31, 2008, the Company granted stock options to purchase up to an aggregate of 22,050,000 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

Of the stock options granted, the following were granted to executive officers

Brian Altounian    7,965,000 options
Helene Pretsky     6,000,000 options

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian    5,250,000 shares
Helene Pretsky     2,000,000 shares

(13)       Common Stock Purchase Warrants

Warrants outstanding at March 31, 2008 are summarized as follows:

	Oustanding			Exerciseable
Range of Exercise Prices	Number Oustanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exercise Price

Warrants

$0.10	2,896,100	4.34	$0.10	2,896,100	$0.10
$0.10	2,896,100	4.34	$0.10	2,896,100	$0.10

As of March 31, 2008, no warrants have been exercised.

(14)       Stock Options

The Company has an Employee Stock Option Plan.  Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to employees of the Company. Options granted under this Plan, options are granted at the fair market value at the date of grant, and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter.  As of March 31, 2008, 22,950,000 shares were available for future grants under the Employee Stock Option Plan.  The Company settles stock option exercises with newly issued common shares.  The following is a summary of stock option activity (in thousands, except per share data):

	Three months ended March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	—	$—
Granted at fair value	22,050	0.10
Exercised	—	—
Canceled/forfeited	—	—
Outstanding—end of quarter	22,050	0.10
Options exercisable at quarter-end	19,906	$0.10

The following table summarizes information about stock options as of March  31, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0-$0.10	22,050	$ 0.10	2.75	$882	19,906	$ 0.10	2.75	$788

Total unrecognized compensation costs related to non-vested awards was approximately $271,158 as of March 31, 2008.  These non-vested awards are expected to be exercised over the weighted average period of 2.75 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $0.14 during the three months ended March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  Based on the average stock price during the three months ended March 31, 2008, there were 19,906,250 of in-the-money options exercisable as of March 31, 2008.

22,050,000 options were granted and 19,906,250 shares vested during the three months ended March 31, 2008.

(15)       Income taxes

As discussed in Note 4 regarding income taxes, the Company operated as a Limited Liability Company taxed as a partnership prior to September 15, 2006. As of September 15, 2006, the Company is taxed as a corporation. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of California.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at March 31, 2008 and December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not filed a tax return for the years ended December 31, 2007 and 2006.

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

(16)       Subsequent events

On April 3, 2008, the Company paid in full a bank promissory note of $150,000.

On April 9, 2008, Villard Books, an imprint of Ballantine Books at the Random House Publishing Group, announced that it will publish a graphic novel based on the Company’s "Unique" series. Platinum Studios is currently partnered with Walt Disney Pictures to develop "Unique" into a full-length feature film, while the graphic novel was recently named a finalist in ForeWord Magazine's 2007 Book of the Year Awards.

On April 16, 2008, DreamWorks Studios optioned the rights to make a feature film from the Company’s comic book property "Atlantis Rising," Alex Kurtzman and Roberto Orci, who brought the project to DreamWorks Studios, will produce through their DreamWorks based company. Platinum Studios' Chairman and CEO, Scott Mitchell Rosenberg, will also produce. The Greenberg Group CEO and former Universal Pictures senior executive Randy Greenberg will executive produce and Platinum Studios Rich Marincic will co-produce. Created by Scott Mitchell Rosenberg, "Atlantis Rising" is a five-part mini series first published by Platinum Studios Comics in November of 2007. The fifth and final installment in the series was released in late April 2008.

On May 8, 2008 the Company and Hyde Park Entertainment Group, an entertainment company which produces, finances and distributes motion pictures around the world, announced an agreement for the co-production of the motion picture "Dead of Night" based on the best-selling Italian comic book series, 'Dylan Dog' created by Tiziano Sclavi. Published since 1986 by Sergio Bonelli Editore, the comic series has sold more than 56 million units worldwide and has been translated into 17 languages. The companies' goal is for Dylan Dog to become a franchise with multiple pictures. Brandon Routh, ('Superman Returns'), is set to star as 'Dylan' - a private investigator who is drawn into the world of the undead. Kevin Munroe, whose 2007 re-imagining of 'Teenage Mutant Ninja Turtles' resurrected the billion dollar franchise, will direct a script by Joshua Oppenheimer and Thomas Dean Donnelly ('Sahara' and 'Conan The Barbarian'). Hyde Park chairman and CEO, Amritraj will produce alongside Platinum Studios' chairman and CEO, Scott Mitchell Rosenberg, who brought the billon dollar "Men In Black" franchise to Sony. Platinum Studios' Rich Marincic will co-produce and Hyde Park's Patrick Aiello will executive produce. Former Universal Pictures senior executive Randy Greenberg of the Greenberg Group, who helped negotiate the deal with Platinum Studio's General Counsel Helene Pretsky, will executive produce. SAF Comics president, Ervin Rustemagic, will also executive produce.

On May 9, 2008 the Company obtained a $50,000 line of credit with City National Bank. The line of credit bears interest at the rate of City National Bank’s prime rate plus 2.5%.

On May 12, 2008, the Company announced a deal to co-produce a feature film based on the action fantasy thriller "Witchblade" with Top Cow Productions, an entertainment company specializing in building intellectual properties through comic book and graphic novel publication, and Arclight Films, one of the leading international film sales companies. The 'Witchblade' comic book has been published in more than 21 languages and distributed in over 55 countries. The notable success of the comic book led to the highly rated made-for-TV movie in 2000, which spawned a weekly series that ran for two seasons on TNT. The property has been licensed all over the world into magnets, trading cards, posters, lithographs, skateboards, collectible masks, lunch pails, role playing games, collectible Halloween masks, soundtracks, novelizations, die cast cars, Digital DVD comics, statues, Christmas ornaments and multiple toy lines. Hamilton, Nigel Odell, head of Arclight's production operations, Platinum Studios' CEO Scott Mitchell Rosenberg and Steve Squillante of Havenwood Media are set to produce. Top Cow's CEO Marc Silvestri and President Matt Hawkins would serve as executive producers as would Platinum Studios' Rich Marincic. Former Universal Pictures senior executive Randy Greenberg of the Greenberg Group, who helped negotiate the deal with Platinum Studios General Counsel, Helene Pretsky, would also executive produce. It is anticipated that the film will be shot on location in Australia.

For the period from April 1, 2008 to May 9, 2008, the Company issued an additional 2,446,667 shares for proceeds of $367,000. The proceeds are expected to be used for property acquisitions, marketing and general and administrative expenses.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three months ended March 31, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

NET REVENUE (UNAUDITED)

Net revenue for the three months ended March 31, 2008 was $179,382 compared to $1,037,829 for the three months ended March 31, 2007. The decreased net revenue was primarily attributable to option fee revenue of $100,000 for the three months ended March 31, 2008 compared to $1,000,000 for the same period in 2007. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The company anticipates additional option fee revenue during 2008.

EXPENSES (UNAUDITED)

Cost of revenues

For the three months ended March 31, 2008 cost of revenues was $67,573 compared to $35,411 for the three months ended March 31, 2007. The increase is primarily due to higher printing costs per unit for comic books combined with increased comic book sales.

Operating expenses

Operating expenses decreased $123,784 or 10% for the three months ended March 31, 2008 to $1,082,628, as compared to $1,206,412 for the three months ended March 31, 2007. The decrease was due to decreases in advertising costs and accounting fees.

Research and development

Research and development costs decreased $64,374 or 23% for the three months ended March 31, 2008 to $212,553, as compared to $276,927 for the three months ended March 31, 2007. The decrease was primarily due to decreased artwork expense partially offset by increased salary expense.

Stock option expense

Stock option expense for the three months ended March 31, 2008 was $3,376,692 compared to $0 for the same period in 2007. This expense was due to the granting of options as part of the employee incentive plan. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the quarter. The Company does not anticipate additional expense of this magnitude in future quarters.

Depreciation and amortization

For the three months ended March 31, 2008 depreciation and amortization was $44,339 compared to $38,488 for the three months ended March 31, 2007. The increase is due to addition capital leases for computer equipment.

As a result of the foregoing, the net loss increased by $4,062,386 for the three months ended March 31, 2008, to $4,659,597, as compared to $597,211 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the three months ended March 31, 2008 was $947,292, primarily due to the net loss of the company.

Net cash used by investing activities was $2,403 for the three months ended March 31, 2008.

Net cash provided by financing activities was $1,095,777 for the three months ended March 31, 2008, primarily attributed to capital contributions in exchange for common stock.

At March 31, 2008 the Company had cash balances of $150,527. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended March 31, 2008 or in the years ended December 31, 2007, 2006 and 2005.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $14,125,192 as of March 31, 2008.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION. Revenue  from  the  licensing  of  characters  and  storylines  (“the properties”) owned by the Company are recognized in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (an amendment of Staff Accounting Bulletin No. 101 “Revenue Recognition”) (“SAB 104”).  Under the SAB 104 guidelines, revenue is recognized when the earnings process is complete.  This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured. The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals. For option agreements and first look deals that contain non-refundable payment obligations to us, we recognize such non-refundable payments as revenue at the inception of the agreement and receipt of payment, prior to the collection of any additional amounts due, provided all the criteria for revenue recognition under SAB 104 have been met. First look deals that have contingent components are deferred and recognized at the later of the expiration of the first look period or in accordance with the terms of the first look contract. For licenses requiring material continuing involvement or performance based obligations, by the Company, the revenue is recognized as and when such obligations are fulfilled. The Company records as deferred revenue any licensing fees collected in advance of obligations being fulfilled or if a licensee is not sufficiently creditworthy, the Company will record deferred revenue until payments are received. License agreements typically include reversion rights which allow the Company to repurchase property rights which have not been used by the studio (the buyer) in production within a specified period of time as defined in the purchase agreement.  The cost to repurchase the rights is generally based on the costs incurred by the studio to further develop the characters and story lines.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the three months ended March 31, 2008 and 2007 advertising expenses were $42,189 and $104,998, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the three months ended March 31, 2008 and 2007 research and development expenses were $212,553 and $276,927, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has entered into Subscription Agreements with various accredited investors pursuant to which the investors subscribed to purchase a total of 7,507,772 shares of our common stock, resulting in proceeds to the company of $1,126,159.

The Company relied an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

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
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 15, 2008.
.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer & Principal Financial and Accounting Officer