Form 10-Q
period 2008-06-30
Platinum Studios, Inc.
filed 2008-08-14
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of registrant’s common stock outstanding, as of July 31, 2008 was 231,814,701.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$118,959	$4,445
Accounts receivable	218,276	44,695
Other receivable, net of reserve for doubtful accounts of $75,000 and $0, respectively	-	20,000
Prepaid expenses	145,712	109,124
Inventory	-	59,528
Other current assets	414	-
Total current assets	483,361	237,792
Property and equipment, net	227,009	257,130
Web sites	40,000	40,000
Character rights, net	182,609	228,261
Deposits and other	41,618	39,118
Total assets	$974,597	$802,301
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,310,564	$663,848
Accrued expenses and other current liabilities	1,022,536	788,868
Bank overdraft	-	89,665
Deferred revenue	10,475	100,000
Short term notes payable	2,160,254	1,889,908
Related party payable	193,079	193,079
Capital leases payable, current	67,795	73,282
Total current liabilities	4,764,703	3,798,650
Long term notes payable to shareholder	2,467,966	2,531,464
Accrued interest due to shareholder	90,379	60,479
Capital leases payable, non-current	77,501	106,395
Total liabilities	7,400,549	6,496,988

Common stock, $.0001 par value; 500,000,000 shares authorized; 222,104,895 and 201,255,825 issued and outstanding, respectively	22,062	20,126
Additional paid in capital	9,028,279	3,750,782
Accumulated deficit	(15,476,293)	(9,465,595)
Total shareholders' deficit	(6,425,952)	(5,694,687)
Total liabilities and shareholders' deficit	$974,597	$802,301

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$376,885	$638,972	$556,267	$1,676,800

Costs and expenses:
Cost of revenues (excluding depreciation expense)	136,265	79,203	203,838	114,613
Operating expenses	1,221,114	1,126,966	2,303,742	2,329,197
Research and development	145,674	215,503	358,227	496,611
Stock option expense	6,653	-	3,383,345	-
Depreciation and amortization	43,122	42,177	87,461	80,665
Total costs and expenses	1,552,828	1,463,849	6,336,613	3,021,086
Operating loss	(1,175,943)	(824,877)	(5,780,346)	(1,344,286)
Other income (expense):
Other income	-	-	182	-
Gain (loss) on disposition of assets	-	-	100	-
Gain on settlement of debt	-	-	37,334	-
Interest expense	(100,159)	(62,585)	(192,969)	(140,387)
Bad debt expense	(75,000)	-	(75,000)	-
Total other income (expense):	(175,159)	(62,585)	(230,353)	(140,387)
Loss before provision for income taxes	(1,351,102)	(887,462)	(6,010,699)	(1,484,673)
Provision for income taxes	-	-	-	-
Net loss	$(1,351,102)	$(887,462)	$(6,010,699)	$(1,484,673)

Basic and diluted loss per share:
Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Basic and diluted weighted average shares	219,728,104	201,255,825	215,003,172	201,255,825

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(6,010,699)	$(1,484,673)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	41,809	35,013
Amortization	45,652	45,652
Equity instruments issued for services	3,400,220	-
Gain on settlement of debt	(37,334)	-
Decrease (increase) in operating assets:
Accounts receivable	(173,581)	(5,518)
Other receivable	20,000	(4,000)
Inventories	59,528	(55,131)
Prepaid expenses and other current assets	(34,009)	(109,621)
Other assets	-	9,806
Increase (decrease) in operating liabilities:
Accounts payable	677,966	10,070
Accounts payable related party	-	(50,000)
Bank overdraft	(89,665)	-
Accrued expenses	533,668	(59,680)
Accrued interest	102,913	58,212
Deferred revenue	(89,525)	(750,000)
Net cash flows used in operating activities	(1,553,057)	(2,359,870)

Cash flows from investing activities
Investment in property and equipment	(4,618)	(61,879)
Purchase of intellectual property	(2,500)	-
Other assets - website acquisition	-	-
Net cash flows used in investing activities	(7,118)	(61,879)

Cash flows from financing activities
Proceeds from non-related loans	452,016	-
Proceeds from related party loans	97,297	285,000
Payments on related party loans	(181,294)	(200,050)
Payments on non-related party loans	(65,000)	-
Origination of capital leases	-	44,629
Payments on capital leases	(41,451)	(34,521)
Issuance of common stock, net of offering costs	1,413,121	2,418,512
Net cash flows provided by financing activities	1,674,689	2,513,570

Net increase/(decrease) in cash	114,514	91,821
Cash, at beginning of year	4,445	331,435
Cash, at end of period	$118,959	$423,256

Supplemental disclosure of cash flow information:

Cash paid for interest	$116,360	$91,385
Non-cash financing activities related to the conversion of debt	$166,092	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements

PLATINUM STUDIOS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

This change to the Company structure was made in preparation of a private placement memorandum and common stock offering in October, 2006 (Note 13).

(2)	Basis of financial statement presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s December 31, 2007 financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3)	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $15,476,293 as of June 30, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

(4)	Summary of significant accounting policies (continued)

Cash and cash equivalents – The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the six months ended June 30, 2008 and 2007. The Company’s allowance for doubtful accounts was $0 as of June 30, 2008 and December 31, 2007.

Other receivable - Other receivables are related to the sublease of unused office space at the Company’s headquarters. Other receivables are carried at original invoice amount. Other receivables are written off when deemed uncollectable. Recoveries of other receivables previously written off are recorded as income when received. The Company’s allowance for doubtful accounts for other receivables was $75,000 as of June 30, 2008 and $0 as of December 31, 2007.

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

During the three and six months ended June 30, 2008 and 2007, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended June 30, 2008, three customers represented approximately 66%, 13% and 11% of total revenues. For the six months ended June 30, 2008, four customers represented approximately 45%, 18%, 14% and 9% of total revenues. For the three months ended June 30, 2007, two customers represented approximately 71%, and 24% of total revenues. For the six months ended June 30, 2007, three customers represented approximately 60%, 27% and 9% of total revenues.

Depreciation - Depreciation is computed on the straight-line method over the following estimated useful lives:

(4)	Summary of significant accounting policies (continued)

Fixed assets	Useful Lives

Furniture and fixtures	7 years
Computer equipment	5 years
Office equipment	5 years
Software	3 years
Leasehold improvements	Shorter of lease term or useful economic life

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2008 advertising expenses were $11,935 and $47,510, respectively. For the three and six months ended June 30, 2007 advertising expenses were $48,737 and $95,014, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2008 research and development expenses were $145,674 and $358,227, respectively. For the three and six months ended June 30, 2007 research and development expenses were $215,503 and $496,611, respectively.

(4)	Summary of significant accounting policies (continued)

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

	June 30, 2008 (Unaudited)	December 31, 2007

Kiss merchandise	-	59,528

	$-	$59,528

For the six months ended June 30, 2008 The Company recorded an inventory impairment of $54,823. For the year ended December 31, 2007 the Company recorded no inventory impairment or inventory reserve expense.

(6)	Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	June 30, 2008 (Unaudited)	December 31, 2007
Property and equipment, cost:
Office equipment	$13,207	$10,804
Furniture and fixtures	118,140	118,140
Computer equipment	158,648	151,220
Software	93,149	91,292
Leasehold improvements	20,557	20,557
	403,701	392,013
Less accumulated depreciation	(176,692)	(134,883)

Net property and equipment	$227,009	$257,130

(7)	Character Rights

Character rights are recorded at cost. On June 12, 2008, the Company received a valuation of its intellectual property which consists of a library of comic characters. The valuation provides that the fair market value exceeds the Company’s cost.

(8)	Due to related party

	June 30, 2008 (Unaudited)	December 31, 2007

B.Altounian - Consulting prior to employment	193,079	193,079

	$193,079	$193,079

(9)	Short-term and long-term debt

Short-term debt	June 30, 2008 (Unaudited)	December 31, 2007

Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At June 30, 2008 and December 31, 2007 , the interest rates were 4.90% and 7.15%, respectively. Due upon demand	$749,874	$740,011

Loan payable to 3rd party - uncollateralized; payable in annual installments of interest only at 6%. Due upon demand	18,200	17,676

Loan payable to member - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	114,288	160,964

Loan payable to member - uncollateralized; payable in monthly installments of principal and interest at varying rates. At June 30, 2008 and December 31, 2007, the interest rates were 8.61% and 3.99%, respectively. Due upon demand.	213,515	136,487

Loan payable to member - uncollateralized; interest only at 5%. Due upon demand.	1,362	10,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Payable on demand.	-	510

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	-	213,315

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due August, 2008.	14,227	27,573

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 18%. Due April, 2008.	-	110,290

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due September, 2008.	109,649	106,658

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	28,193	26,697

(9)	Short-term and long-term debt (continued)

Short-term debt	June 30, 2008 (Unaudited)	December 31, 2007

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due September, 2008.	28,168	26,673

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due September, 2008.	57,111	54,149

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	16,931	16,033

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	73,843	109,195

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due September, 2008.	28,251	26,755

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	112,873	106,922

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August, 2008.	113,085	-

Bank line of credit - uncollateralized; payable in monthly installments of interest only at 7.5%.	50,000	-

Loan payable to shareholder - uncollateralized; Lump sum payable in August, 2008.	60,000	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Due September, 2008.	25,092	-

(9)	Short-term and long-term debt (continued)

Short-term debt	June 30, 2008 (Unaudited)	December 31, 2007

Loan payable to shareholder - uncollateralized; Lump sum payable in July, 2008.	28,000	-

Loan payable to shareholder - uncollateralized; Lump sum payable in July, 2008.	17,000	-

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due September, 2008.	300,592	-

Total short-term debt	$2,160,254	$1,889,908

Long-term debt

Loan payable to member - uncollateralized; payable in monthly installments of interest only at variable interest rates. At June 30, 2008 and December 31, 2007, the interest rates were 7.151% and 7.487%, respectively. Monthly payments of principal and interest begin on July 1, 2009; final payment due June 1, 2034.	1,293,989	1,293,989

Loan payable to member - uncollateralized; principal includes interest accrued at variable interest rates. At June 30, 2008 and December 31, 2007 the interest rate was 5.0%. The loans are due June 30, 2010.	1,173,977	1,237,475

Total long-term debt	$2,467,966	$2,531,464

Total short-term and long-term debt	$4,628,220	$4,421,372

(9)	Short-term and long-term debt (continued)

The following summarizes future cash payment obligations:

Years Ending December 31,

2008	2,160,254
2009	8,699
2010	1,192,411
2011	19,907
2012	21,496
Thereafter	1,225,453

Total short-term and long-term debt obligations	4,628,220

(10)	Operating and capital leases

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
The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at June 30, 2008 and December 31, 2007. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $111,011 and $81,454 at June 30, 2008 and December 31, 2007, respectively.

(10)	Operating and capital leases (continued)

Years Ending December 31,	Capital Leases
2008	$94,303
2009	58,060
2010	37,947
2011	24,705
Thereafter	-
Total minimum obligations	215,015
Less amounts representing interest	35,338
Present value of net minimum obligations	179,677
Less current portion	73,282
Long-term portion	$106,395

Years Ending December 31,	Operating Leases
2008	$427,945
2009	430,761
2010	442,815
2011	302,855
Thereafter	-
Total minimum obligations	$1,604,376

(11)	Commitments

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

(12)	Related party transactions

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

(13)	Stockholders equity

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

(13)	Stockholders equity (continued)

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of June 30, 2008, the Company granted stock options to purchase up to an aggregate of 22,050,000 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

Of the stock options granted, the following were granted to executive officers

Brian Altounian 7,965,000 options
Helene Pretsky 6,000,000 options

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian 5,250,000 shares
Helene Pretsky 2,000,000 shares

(14)	Common Stock Purchase Warrants

Warrants outstanding at June 30, 2008 are summarized as follows:

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Warrants

$0.10	2,896,100	3.67	$0.10	2,896,100	$0.10
$0.10	2,896,100	3.67	$0.10	2,896,100	$0.10

As of June 30, 2008, no warrants have been exercised.

(15)	Stock Options

The Company has an Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to employees of the Company. Options granted under this Plan, options are granted at the fair market value at the date of grant, and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter. As of June 30, 2008, 23,750,000 shares were available for future grants under the Employee Stock Option Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Six months ended June 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	—	$—
Granted at fair value	22,050	0.10
Exercised	—	—
Canceled/forfeited	800	—
Outstanding—end of quarter	21,250	0.10
Options exercisable at quarter-end	19,106	$0.10

The following table summarizes information about stock options as of June 30, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0-$0.10	21,250	$0.10	2.75	$882	19,106	$0.10	2.75	$788

Total unrecognized compensation costs related to non-vested awards was approximately $264,505 as of June 30, 2008. These non-vested awards are expected to be exercised over the weighted average period of 2.5 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $0.16 during the six months ended June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the six months ended June 30, 2008, there were 19,106,250 of in-the-money options exercisable as of June 30, 2008.

22,050,000 options were granted, 19,906,250 shares vested and 800,000 shares were forfeited during the six months ended June 30, 2008.

(16)	Income taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at June 30, 2008 and December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

(17)	Subsequent events

On July 15, 2008, Platinum Studios, Inc. (the “Company” or “Platinum”) entered into and consummated the transactions contemplated under an Acquisition Agreement by and among the Company and the members (the “Members”) of WOWIO, LLC. (“WOWIO”), an on-line distributor of e-books. Under the terms of the Agreement the Company acquired from the Members 100% of the membership interests of WOWIO for a total purchase price of $3,150,000 payable in shares of common stock of the Company.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and six months ended June 30, 2008 and 2007.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

NET REVENUE (UNAUDITED)

Net revenue for the three and six months ended June 30, 2008 was $376,885 and $556,267, respectively compared to $638,972 and $1,676,800 for the three and six months ended June 30, 2007, respectively. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The revenues for the three months ended June 30, 2008 represented $297,695 in purchased rights revenue from two customers compared to $450,000 in purchased rights revenue from one customer for the same three month period in 2007. The revenues for the six months ended June 30, 2008 represented $397,695 in purchased rights revenue from three customers compared to $1,450,000 in purchased rights revenue from two customers for the same six month period in 2007. The company anticipates additional option fee revenue during 2008.

EXPENSES (UNAUDITED)

Cost of revenues

For the three and six months ended June 30, 2008 cost of revenues were $136,265 and $203,838, respectively, compared to $79,203 and $114,613 for the three and six months ended June 30, 2007. The increase is primarily due to the write down of impaired inventory in the second quarter of 2008 combined with higher printing costs per unit for comic books.

Operating expenses

Operating expenses increased $94,148 or 8% for the three months ended June 30, 2008 to $1,221,114, as compared to $1,126,966 for the three months ended June 30, 2007. The increase was primarily due to increased payroll and contractor costs partially offset by decreases advertising and accounting fees. Operating expenses decreased $25,455 or 1% for the six months ended June 30, 2008 to $2,303,742, as compared to $2,329,197 for the six months ended June 30, 2007.The decrease was due to decreases in advertising costs and accounting fees, partially offset by increases in payroll and contractor costs.

Research and development

Research and development costs decreased $69,829 or 32% for the three months ended June 30, 2008 to $145,674 as compared to $215,503 for the three months ended June 30, 2007. Research and development costs decreased $138,384 or 28% for the six months ended June 30, 2008 to $358,227 as compared to $496,611 for the six months ended June 30, 2007. The decreases were primarily due to decreased artwork expense partially offset by increased salary expense.

Stock option expense

Stock option expense for the three months ended June 30, 2008 was $6,653 compared to $0 for the same period in 2007. Stock option expense for the six months ended June 30, 2008 was $3,383,345 compared to $0 for the same period in 2007. This expense was due to the granting of options as part of the employee incentive plan. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the first quarter of 2008. The Company does not anticipate additional expense of this magnitude in future quarters.

Depreciation and amortization

For the three and six months ended June 30, 2008 depreciation and amortization was $43,122 and $87,461, respectively, compared to $42,177 and $80,665 for the three and six months ended June 30, 2007.

As a result of the foregoing, the net loss increased by $463,640 for the three months ended June 30, 2008 to $1,351,102 and increased by $4,526,026 for the six months ended June 30, 2008 to $6,010,699 as compared to the same periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the six months ended June 30, 2008 was $1,553,057, primarily due to the net loss of the company.

Net cash used by investing activities was $7,118 for the six months ended June 30, 2008.

Net cash provided by financing activities was $1,674,689 for the six months ended June 30, 2008, primarily attributed to capital contributions in exchange for common stock.

At June 30, 2008 the Company had cash balances of $118,959. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the six months ended June 30, 2008 or in the years ended December 31, 2007, 2006 and 2005.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $15,476,293 as of June 30, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

On June 12, 2008, the Company received a valuation of its intellectual property which consists of a library of comic characters. The valuation provides that the fair market value of a 100% equity interest in the intellectual property held and controlled by the Company under a going-concern premise is $150,038,000. The valuation was conducted by Sanli Pastore & Hill, Inc. (“SP&H”) at the request of the Company. In performing the valuation SP&H used the American Society of Appraisers definition of fair market value.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2008 advertising expenses were $11,935 and $47,510, respectively. For the three and six months ended June 30, 2007 advertising expenses were $48,737 and $95,014, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2008 research and development expenses were $145,674 and $358,227, respectively. For the three and six months ended June 30, 2007 research and development expenses were $215,503 and $496,611, respectively.

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

The Company relied an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 13, 2008.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer & Principal Financial and Accounting Officer