Form 10-Q
period 2008-09-30
Platinum Studios, Inc.
filed 2008-12-05
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO  __________

COMMISSION FILE NUMBER: 333-145871

PLATINUM STUDIOS, INC.
(Name of registrant in its charter)

CALIFORNIA	20-5611551
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

The number of shares of registrant’s common stock outstanding, as of December 3, 2008 was 250,278,035.

PLATINUM STUDIOS, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS
ITEM 1A :	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6:	EXHIBITS
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,827	$4,445
Accounts receivable	36,450	44,695
Other receivable	-	20,000
Prepaid expenses	120,670	109,124
Inventory	-	59,528
Other current assets	881	-

Total current assets	166,828	237,792

Property and equipment, net	240,262	257,130
Purchased intangibles	2,387,124	-
Web sites	40,000	40,000
Character rights, net	159,783	228,261
Deposits and other	91,518	39,118
Total assets	$3,085,515	$802,301

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,120,169	$663,848
Accrued expenses and other current liabilities	1,717,898	788,868
Bank overdraft	-	89,665
Deferred revenue	-	100,000
Short term notes payable	2,072,899	1,889,908
Due former Wowio partners, payable in common stock	1,400,000	-
Related party payable	193,079	193,079
Capital leases payable, current	58,729	73,282

Total current liabilities	6,562,774	3,798,650

Long term notes payable to shareholder	2,551,463	2,531,464
Accrued interest due to shareholder	99,368	60,479
Capital leases payable, non-current	67,823	106,395

Total liabilities	9,281,428	6,496,988
Common stock, $.0001 par value; 500,000,000 shares
authorized; 234,085,348 and 201,255,825 issued and
outstanding, respectively	23,409	20,126
Additional paid in capital	10,505,016	3,750,782
Accumulated deficit	(16,724,338)	(9,465,595)

Total shareholders' deficit	(6,195,913)	(5,694,687)
Total liabilities and shareholders' deficit	$3,085,515	$802,301

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenue	$167,983	$98,117	$724,250	$1,774,917

Costs and expenses:
Cost of revenues (excluding depreciation expense)	106,866	96,509	310,704	211,122
Operating expenses	1,014,120	1,092,918	3,317,862	3,460,872
Research and development	109,851	234,823	468,078	692,677
Stock option expense	-	-	3,383,345	-
Depreciation and amortization	48,379	42,598	135,840	123,263

Total costs and expenses	1,279,216	1,466,848	7,615,829	4,487,934

Operating loss	(1,111,233)	(1,368,731)	(6,891,579)	(2,713,017)

Other income (expense):

Other income	-	-	181	-
Gain (loss) on disposition of assets	-	(24,000)	100	(24,000)
Gain (loss) on settlement of debt	(27,407)	-	9,928	-
Interest expense	(100,192)	(270,119)	(293,161)	(410,506)
Bad debt expense	(9,210)	-	(84,210)	-
Total other income (expense):	(136,809)	(294,119)	(367,162)	(434,506)
Loss before provision for income taxes	(1,248,042)	(1,662,850)	(7,258,741)	(3,147,523)

Provision for income taxes	-	-	-	-
Net loss	$(1,248,042)	$(1,662,850)	$(7,258,741)	$(3,147,523)

Basic and diluted loss per share:
Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average shares	231,566,279	201,255,825	224,926,056	181,863,525

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(7,258,741)	$(3,147,523)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	28,556	54,785
Amortization	68,478	68,478
Equity instruments issued for services	4,227,494	-
Gain on settlement of debt	(9,928)	-
Loss on disposal of website	-	24,000
Warrantes issued for debt conversion	-	232,206
Decrease (increase) in operating assets:
Accounts receivable	8,245	(10,546)
Other receivable	20,000	-
Inventories	59,528	(56,222)
Prepaid expenses and other current assets	(59,334)	(97,552)
Other assets	-	11,810
Increase (decrease) in operating liabilities:	-
Accounts payable	236,105	387,148
Accounts payable related party	-	(50,000)
Bank overdraft	(89,665)	-
Accrued expenses	1,081,906	(52,922)
Accrued interest	111,902	79,901
Deferred revenue	(100,000)	(750,000)
Net cash flows used in operating activities	(1,675,454)	(3,306,437)

Cash flows from investing activities
Investment in property and equipment	(4,618)	(21,554)
Purchase of intellectual property	(2,500)	-
Net cash flows used in investing activities	(7,118)	(21,554)
Cash flows from financing activities
Proceeds from non-related loans	462,016	150,000
Proceeds from related party loans	180,794	724,500
Payments on related party loans	(181,294)	(200,050)
Payments on non-related party loans	(146,879)	-
Payments on capital leases	(60,195)	(47,431)
Issuance of common stock, net of offering costs	1,432,512	2,376,607

Net cash flows provided by financing activities	1,686,954	3,003,626

Net increase/(decrease) in cash	4,382	(324,365)
Cash, at beginning of year	4,445	331,435

Cash, at end of period	$8,827	$7,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$153,386	$91,385
Non-cash financing activities related to the conversion of debt	$255,872	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

(3) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $16,724,338 as of September 30, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates

(4) Summary of significant accounting policies (continued)

and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the nine months ended September 30, 2008 and 2007. The Company’s allowance for doubtful accounts was $9,210 as of September 30, 2008 and $0 as of December 31, 2007.

Other receivable – Other receivables are related to the sublease of unused office space at the Company’s headquarters. Other receivables are carried at original invoice amount. Other receivables are written off when deemed uncollectable. Recoveries of other receivables previously written off are recorded as income when received. Other receivables of $75,000 were written off against the allowance for other receivables for the nine months ended September 30, 2008 and $0 for 2007. The Company’s allowance for doubtful accounts for other receivables was $0 as of September 30, 2008 and December 31, 2007.

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

During the three and nine months ended September 30, 2008 and 2007, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended September 30, 2008, two customers represented approximately 56% and 14% of total revenues. For the nine months ended September 30, 2008, five customers represented approximately 34%, 27%, 11%, 10% and 4% of total revenues. For the three months ended September 30, 2007, one customer represented approximately 90% of total revenues. For the nine months ended September 30, 2007, four customers represented approximately 56%, 25%, 8% and 5% of total revenues.

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and nine months ended September 30, 2008 advertising expenses were $18,383 and $65,893, respectively. For the three and nine months ended September 30, 2007 advertising expenses were $13,077 and $83,414, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and nine months ended September 30, 2008 research and development expenses were $109,930 and $468,078, respectively. For the three and nine months ended September 30, 2007 research and development expenses were $222,360 and $692,677, respectively.

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

	September 30, 2008
	(Unaudited)	December 31, 2007
Kiss merchandise	-	59,528
	$-	$59,528

For the nine months ended September 30, 2008 The Company recorded an inventory impairment of $54,823. For the year ended December 31, 2007 the Company recorded no inventory impairment or inventory reserve expense.

(6) Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	September 30, 2008
	(Unaudited)	December 31, 2007
Property and equipment, cost:
Office equipment	$13,207	$10,804
Furniture and fixtures	118,140	118,140
Computer equipment	244,739	151,220
Software	93,149	91,292
Leasehold improvements	20,557	20,557
	489,792	392,013
Less accumulated depreciation	(249,530)	(134,883)
Net property and equipment	$240,262	$257,130

(7) Character Rights

Character rights are recorded at cost. On June 12, 2008, the Company received a valuation of its intellectual property which consists of a library of comic characters. The valuation provides that the fair market value exceeds the Company’s cost.

(8) Due to related party

	September 30, 2008
	(Unaudited)	December 31, 2007
B.Altounian - Consulting prior to employment	193,079	193,079
	$193,079	$193,079

(9) Short-term and long-term debt

	September 30,
	2008	December 31,
Short-term debt	(Unaudited)	2007

Loan payable to member - uncollateralized;
payable in monthly installments of interest only at
variable interest rates. At September 30, 2008 and
December 31, 2007 , the interest rates were 4.90%
and 7.15%, respectively. Due upon demand
	$749,874	$740,011
Loan payable to 3rd party - uncollateralized;
payable in annual installments of interest only at
6%. Due upon demand	18,465	17,676
Loan payable to member - uncollateralized;
payable in monthly installments of interest only at
5%. Due upon demand.	106,586	160,964
Loan payable to member - uncollateralized;
payable in monthly installments of principal and
interest at varying rates. At September 30, 2008
and December 31, 2007, the interest rates were
27.17% and 3.99%, respectively. Due upon
demand.	157,446	136,487
Loan payable to member - uncollateralized; interest
only at 5%. Due upon demand.	1,422	10,000

Loan payable to shareholder. Paid during 2008.	-	510
Loan payable to shareholder. Paid during 2008.	-	213,315
Loan payable to shareholder. Paid during 2008.	-	27,573

Loan payable to shareholder. Paid during 2008.	-	110,290
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	112,674	106,658
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due March, 2009	28,949	26,697

(9) Short-term and long-term debt (continued)

	September 30,
	2008	December 31,
Short-term debt	(Unaudited)	2007
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	28,925	26,673
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	58,664	54,149
Loan payable to shareholder. Paid during 2008.	-	16,033
Loan payable to shareholder. Paid during 2008.	-	109,195
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	29,007	26,755
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due October, 2008	115,929	106,922
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due October, 2008	116,440	-
Bank line of credit - uncollateralized; payable in
monthly installments of interest only at 7.5%.
	50,938	-
Loan payable to shareholder - uncollateralized;
Lump sum payable upon demand.
	60,000	-
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
5%. Due upon demand.	25,408	-

(9) Short-term and long-term debt (continued)

	September 30,
	2008	December 31,
Short-term debt	(Unaudited)	2007
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due January, 2009.	10,276	-
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	92,230	-
Loan payable to shareholder - uncollateralized;
payable in monthly installments of interest only at
12%. Due upon demand.	309,666	-

Total short-term debt	$2,072,899	$1,889,908

Long-term debt

Loan payable to member - uncollateralized;
payable in monthly installments of interest only at
variable interest rates. At September 30, 2008 and
December 31, 2007, the interest rates were 5.090%
and 7.487%, respectively. Monthly payments of
principal and interest begin on July 1, 2009; final
payment due June 1, 2034.	1,293,988	1,293,989

Loan payable to member - uncollateralized;
principal includes interest accrued at variable
interest rates. At September 30, 2008 and
December 31, 2007 the interest rate was 5.0%. The
loans are due June 30, 2010.	1,257,475	1,237,475

Total long-term debt	$2,551,463	$2,531,464

Total short-term and long-term debt	$4,624,362	$4,421,372

(9) Short-term and long-term debt (continued)

The following summarizes future cash payment obligations:

Years Ending December 31,

2008	$2,072,899
2009	18,975
2010	1,275,909
2011	19,907
2012	21,496
Thereafter	1,215,176

Total short-term and long-term debt obligations	$4,624,362

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

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at September 30, 2008 and December 31, 2007. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $125,790 and $81,454 at September 30, 2008 and December 31, 2007, respectively.

On September 9, 2008, Wells Fargo Equipment Finance, Inc. ("Wells") filed suit against the Company in the California Superior Court, County of Los Angeles (Case No. SC099681). The lawsuit alleges that the Company has failed to repay certain debts owed to Wells in a total amount of $61,286. On September 16, 2008, Wells filed an application for a Writ of Attachment in which Wells requested the attachment of the corporate assets of the Company. If Wells prevails in its lawsuit, there is a possibility that it may take possession of some of the assets of the Company and sell them. Such a sale may be at a discount to its current value and would diminish the assets of the Company. The Company intends to vigorously defend itself against these allegations.

(10) Operating and capital leases (continued)

Years Ending December 31,	Capital Leases
2008	$20,897
2009	58,060
2010	37,947
2011	24,705
Thereafter	-
Total minimum obligations	141,609
Less amounts representing interest	15,057
Present value of net minimum obligations	126,552
Less current portion	58,729
Long-term portion	$67,823

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

On July 15, 2008, Platinum Studios, Inc. purchased Wowio, LLC an on-line distributor of e-books. Under the terms of the Agreement the Company acquired from the Members of Wowio, LLC 100% of the membership interests of WOWIO for a total purchase price of $2,240,000 payable in shares of common stock of the Company. Under the terms of the Agreement, the number of shares of Common Stock issued on a particular payment date will be calculated by dividing one third of the purchase price by the average closing trading price of a share of the Common Stock for the five trading days immediately prior to such payment date, with a minimum price of $0.15 per share. On July 16, 2008, 7,000,000 shares were issued to the former members of Wowio, LLC representing one third of the total purchase price. As of September 30, 2008 two thirds of the purchase price was due the former members of Wowio, LLC. One-third of the shares will be issued on the three-month anniversary of the closing date and one-third of the shares will be issued on the twelve month anniversary of the closing date.

(11) Commitments (continued)

Wowio, LLC, is a leading online source for downloading digital books and comics. This acquisition is intended to continue the expansion of Platinum Studios’ global digital media distribution strategy. The Company believes the acquisition of Wowio, LLC is a major cornerstone of a global digital publishing distribution initiative, and that Platinum will be able to enhance and expand Wowio, LLC’s business while bringing a true global distribution outlet to all publishing partners, including Platinum Studios’ Comics.

The total basis of Wowio, LLC’s contributed assets and liabilities as of the closing date of the purchase was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Cash	$179,545
Equipment	38,807
Intangible assets	49,900
Liabilities assumed	(415,376)
Purchased intangibles	2,387,124
Total consideration	$2,240,000

Pro Forma Condensed Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$167,983	$98,117	$747,903	$1,924,917
Total costs and expenses	1,279,216	2,013,384	8,856,090	5,645,878
Operating loss	(1,111,233)	(1,915,267)	(8,108,187)	(3,720,961)
Loss before provision for income taxes	(1,248,042)	(2,208,583)	(8,475,349)	(4,151,999)
Net loss	$(1,248,042)	$(2,208,583)	$(8,475,349)	$(4,151,999)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

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

On July 1, 2007, the Board of Directors approved the cancellation/conversion of $1,720,857 in debt due to Scott Mitchell Rosenberg consisting of $1,625,000 in principal

(13) Stockholders equity (continued)

and $95,857 of accrued interest through conversion of the debt into 17,208,575 shares of common stock of the Company valued at $0.10 per share. In addition, Mr. Rosenberg received a warrant to purchase 2,437,500 additional shares of common stock for his agreement to accept this offer from the Company rather than demanding repayment of the debt amount. As an incentive to convert the outstanding debt obligation, warrants were issued to the debt-holder, Charlotte Rosenberg. Based on the Black-Scholes method of valuation, $195,507 of interest expense was recorded as the fair value of the warrants issued as part of this debt conversion.

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of September 30, 2008, the Company granted stock options to purchase up to an aggregate of 37,172,296 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

Of the stock options granted, the following were granted to executive officers

Brian Altounian Helene Pretsky	7,965,000 options 6,000,000 options

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian Helene Pretsky	5,250,000 shares 2,000,000 shares

(14) Common Stock Purchase Warrants

Warrants outstanding at September 30, 2008 are summarized as follows:
	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
Warrants
$0.10	2,896,100	3.34	$0.10	2,896,100	$0.10
$0.10	2,896,100	3.34	$0.10	2,896,100	$0.10

As of September 30, 2008, no warrants have been exercised.

(15) Stock Options

The Company has an Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to employees of the Company. Options granted under this Plan, options are granted at the fair market value at the date of grant, and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter. As of September 30, 2008, 7,827,704 shares were available for future grants under the Employee Stock Option Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Nine months ended
	September 30, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding—beginning of year	—	$—
Granted at fair value	23,294	0.10
Exercised	330.10
Canceled/forfeited	1,428	—
Outstanding—end of quarter	24,392	0.10
Options exercisable at quarter-end	20,075	$0.10

     The following table summarizes information about stock options as of September 30, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value

$0.0-$0.10	24,392	$0.10	2.5	$882	20,075	$0.10	2.5	$788

Total unrecognized compensation costs related to non-vested awards was approximately $264,505 as of September 30, 2008. These non-vested awards are expected to be exercised over the weighted average period of 2.5 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $0.14 during the nine months ended September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the nine months ended September 30, 2008, there were 20,075,417 of in-the-money options exercisable as of September 30, 2008.

23,294,342 options were granted, 20,075,417 shares vested and 1,333,500 shares were forfeited during the nine months ended September 30, 2008.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at September 30, 2008 and December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

(17) Subsequent events

On September 19, 2008 the employees of the Company agreed to accept minimum wage cash compensation until further notice to reduce the company’s payroll obligations. Each employee will also be receiving a bonus commensurate with their position in the Company, in common stock, for accepting this payroll reduction. This arrangement will be reviewed on a bi-weekly basis by the Company’s management.

On October 15, 2008, the Company issued 7,000,000 shares to the former members of Wowio, LLC in accordance with the Wowio, LLC purchase agreement. These shares were valued at $350,000.

On November 13, 2008 the Company announced that they will develop a live action television series based on the Comic Book Challenge® winner "Hero By Night" with IM Global a worldwide financing, sales and distribution outfit for big-budget genre movies and specialty films.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

           ·discuss our future expectations;
           ·contain projections of our future results of operations or of our financial condition; and
           ·state other "forward-looking" information.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and nine months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

NET REVENUE (UNAUDITED)

Net revenue for the three and nine months ended September 30, 2008 was $167,983 and $724,250, respectively compared to $98,117 and $1,774,917 for the three and nine months ended September 30, 2007, respectively. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The revenues for the three months ended September 30, 2008 represented $126,018 in purchased rights revenue from two customers compared to $98,117 in comic book sales for the same three month period in 2007. The revenues for the nine months ended September 30, 2008 represented $530,859 in purchased rights revenue from four customers compared to $1,450,000 in purchased rights revenue from two customers for the same nine month period in 2007.

EXPENSES (UNAUDITED)

Cost of revenues

For the three and nine months ended September 30, 2008 cost of revenues were $106,866 and $310,704, respectively, compared to $96,509 and $211,122 for the three and nine months ended September 30, 2007. The increase is primarily due royalty fees paid in the third quarter of 2008 and the write down of impaired inventory in the second quarter of 2008 combined with higher printing costs per unit for comic books.

Operating expenses

Operating expenses decreased $78,798 or 7% for the three months ended September 30, 2008 to $1,014,120, as compared to $1,092,918 for the three months ended September 30, 2007. The decrease was primarily due to decreased payroll and contractor costs partially offset by additional overhead costs due to the addition of Wowio, LLC. Operating expenses decreased $143,010 or 4% for the nine months ended September 30, 2008 to $3,317,862, as compared to $3,460,872 for the nine months ended September 30, 2007.The decrease was due to decreases in advertising costs and accounting fees, partially offset by increases in payroll, contractor costs and additional overhead costs due to the addition of Wowio, LLC.

Research and development

Research and development costs decreased $112,430 or 50% for the three months ended September 30, 2008 to $109,930 as compared to $222,360 for the three months ended September 30, 2007. The decrease was primarily due to decreased artwork expense, salary expense and consulting fees. Research and development costs decreased $496,610 or 69% for the nine months ended September 30, 2008 to $222,360 as compared to $692,677 for the nine months ended September 30, 2007. The decrease was primarily due to decreased artwork expense, consulting fees and legal fees.

Stock option expense

Stock option expense for the three months ended September 30, 2008 was $7,262 compared to $0 for the same period in 2007. Stock option expense for the nine months ended September 30, 2008 was $3,390,607 compared to $0 for the same period in 2007. This expense was due to the granting of options as part of the employee incentive plan. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the first quarter of 2008. The Company does not anticipate additional expense of this magnitude in future quarters.

Depreciation and amortization

For the three and nine months ended September 30, 2008 depreciation and amortization was $48,379 and $135,840, respectively, compared to $42,598 and $123,263 for the three and nine months ended September 30, 2007.

As a result of the foregoing, the net loss decreased by $187,632 for the three months ended September 30, 2008 to $1,248,042 and increased by $4,111,218 for the nine months ended September 30, 2008 to $7,258,741 as compared to the same periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the nine months ended September 30, 2008 was $1,675,454, primarily due to the net loss of the company.

Net cash used by investing activities was $7,118 for the nine months ended September 30, 2008.

Net cash provided by financing activities was $1,686,954 for the nine months ended September 30, 2008, primarily attributed to capital contributions in exchange for common stock.

At September 30, 2008 the Company had cash balances of $8,827. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2008, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

     We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the nine months ended September 30, 2008 or in the years ended December 31, 2007, 2006 and 2005.

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

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $16,724,338 as of September 30, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and nine months ended September 30, 2008 advertising expenses were $18,383 and $65,893, respectively. For the three and nine months ended September 30, 2007 advertising expenses were $13,077 and $83,414, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and nine months ended September 30, 2008 research and development expenses were $109,930 and $468,078, respectively. For the three and nine months ended September 30, 2007 research and development expenses were $222,360 and $692,677, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 9, 2008, Wells Fargo Equipment Finance, Inc. ("Wells") filed suit against the Company in the California Superior Court, County of Los Angeles (Case No. SC099681). The lawsuit alleges that the Company has failed to repay certain debts owed to Wells in a total amount of $61,286. On September 16, 2008, Wells filed an application for a Writ of Attachment in which Wells requested the attachment of the corporate assets of the Company. If Wells prevails in its lawsuit, there is a possibility that it may take possession of some of the assets of the Company and sell them. Such a sale may be at a discount to its current value and would diminish the assets of the Company. The Company intends to vigorously defend itself against these allegations.

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on September 30, 2008.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6. EXHIBITS

31.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the
Exchange Act

31.2	*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a)
of the Exchange Act

32.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the
Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b)
of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 4, 2008.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer
& Principal Financial and Accounting
Officer