Form 10-K
period 2008-12-31
Platinum Studios, Inc.
filed 2009-04-15
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No X

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ' No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes No X

     The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2008 was $31,169,703.

The number of shares of registrant’s common stock outstanding, as of March 31, 2009 was 273,457,266.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis or Plan of Operation
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 13.	Certain Relationship and Related Transactions
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits

SIGNATURES

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Corporate History

     We were formed as a California Limited Liability Company on November 20, 1996. On September 15, 2006 we filed Articles of Incorporation with Statement of Conversion to convert to a California stock corporation. The Plan of Conversion provided for the issuance of an aggregate of 135,000,000 shares to the former Members of the Limited Liability Company. The Company began trading on the over-the-counter board effective January 11, 2008.

     In July, 2008, the Company acquired Wowio, LLC for 21,000,000 shares of the Company’s common stock. Wowio, LLC, an e-book distribution outlet, was purchased as part of a multi-pronged approach to online content distribution.

     In December, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. Long Distance Films, Inc. has no assets, liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. No consideration was paid by the Company for the acquisition of Long Distance Films, Inc.

Introduction

     We are a comics-based entertainment company. We own the rights to a library of over 5,600 comic book characters, which we adapt and produce for film, television and all other media. Our continually expanding library consists of characters that have appeared in comics in 25 languages and in more than 50 countries. Our library of comics-based characters spans across multiple genres and multiple target audiences. Not only have we developed many of our characters in-house, but we have also aggregated content from several third-party comics publishers, in many cases acquiring the rights to use these characters via all media except print publishing. We believe that the size of our library gives us a competitive edge over other comics-based libraries, as we will be able to go to market quicker with new opportunities to exploit our characters.

     We seek to be a leader in producing entertainment content for all platforms including film, television, direct-to-home, publishing, and digital media based on comic book characters providing new merchandising vehicles across all retail product lines. By combining our character commercialization strategy with our extensive storytelling, packaging, and corporate management abilities, we seek to build a strategically diversified and profitable character-based entertainment business.

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

     In addition to a broad universe of more than 1,000 characters developed in-house, we also acquired the rights to the characters and storylines of Italian-based, SBE Publishing’s Horror/Sci-Fi Universe and French-based, Hexagon Comics, as well as U.S.-based Top Cow and Barry Ween. We believe that this library gives us an established international audience for our media exploitation plans. In addition to the international exploitation of these properties, there are significant other benefits to our relationships with SBE and Hexagon

Comics, including providing us with the advantage of owning all content created, without the burden of overhead to run extensive publishing entities, thus providing us with a constant source of new material. As our publishing partners expand their library, our character and story lists expand as well. Our management believes that our strategy provides numerous synergies, including:

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

     In the 2nd quarter of 2008, we engaged the firm Sanli, Pastore & Hill (“SP&H”) to conduct a Fair Market valuation of our library of material. SP&H determined the fair market value and fair value of 100% equity interest in the intellectual property held and controlled by the Company under a going-concern premise is $150,038,000. In performing the valuation, SP&H used the American Society of Appraisers definition of fair market value. The valuation was filed in its entirety with the SEC on June 12, 2008.

     In addition to creating and acquiring additional comic book and graphic novel content, in 2008 we began to expand into content distribution with our initial focus in the digital arena. In July, 2008, we acquired WOWIO, an e-book distribution outlet, to go along with DrunkDuck.com, our user-generated content creation website, as part of a multi-pronged approach to online content distribution. We believe that this expansion into content distribution will increase the number of potential revenue streams, adding to the Company’s ability to generate ongoing, positive cash flow.

Library of Characters

Universe of Characters	Origins	# of Characters
SBE Horror / Sci-Fi	Europe	1,103 (ongoing)
Awesome Comics	North America	404
Top Cow Comics	North America	573 (ongoing)
Hexagon Comics	Europe	702
Platinum Studios Macroverse	Worldwide	1,200 (ongoing)
Platinum Studios Acquisitions	Worldwide	1,680 (ongoing)

SBE Horror/Sci-Fi

This library comprises of the following characters:

·Characters: 1,103
Dylan Dog acquired from SBE: 319 characters
Legs Weaver acquired from SBE: 271 characters
Nathan Never acquired from SBE: 456 characters
Barry Ween acquired directly from creator: 57 characters

     Our rights: We have all rights worldwide, not including print comic publishing rights. We acquired all rights to all characters in the Barry Ween property and there is no reversion of rights. On the SBE properties, we have acquired all right, title and interest in and to all 3 properties (Dylan Dog, Legs Weaver, Nathan Never), excluding only comic book print publication rights. The Company originally had 10 years in which to produce a motion picture or television program based on these properties to preclude a reversion of rights. This 10-year period expired July 2, 2007. However, the rights do not revert until Platinum receives notice of reversion. Even if such notice is received, the Company effectively has 12 months from the date of such notice to commence principal photography on a picture, whereupon reversion rights would be terminated. The Company received such notice of reversion with respect to Dylan Dog on February 28, 2008 but was able to commence principal photography on a film prior to the expiration of 12 months and, therefore, successfully cut off any reversion rights with respect to that property.

     Pursuant to a letter dated November 11, 2008, the Company has received a notice of reversion with respect to Nathan Never and, therefore, has until November 10, 2009 to commence principal photography (or its equivalent) on a production. The Company is diligently pursuing an appropriate production in order to cut off any reversion of rights on this property.

Awesome Comics/RIP Media
·Characters: 404

     Our rights: We have all rights worldwide, not including print comic publishing rights. The rights are specific to those 404 Awesome Comics characters owned and controlled by RIP Media, Inc. In limited cases, there are some limitations on digital rights. Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios’ CEO, Scott Mitchell Rosenberg is no longer at least one of the following: (a) an executive officer of the Company; (b) a member of the Board of Directors of the Company, or (c) holds at least 30% of the outstanding capital stock of the Company.

Top Cow
·Characters: 573

     Our rights: We have all rights for film and television worldwide for those specific Top Cow properties in which Top Cow has the right to make that grant. Publishing is excluded and certain non-film ancillary rights are subject to preexisting deals (certain properties only) are also excluded. Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights through January 30, 2010. If we pay an additional $350,000 on or before June 30, 2010, these rights are extended through January 30, 2011. Due to pre-existing relationships with previous Top Cow partners, the Company has all rights for film and television worldwide for those properties under the control of Top Cow and in which those rights are not encumvered. The Company also has Picture-based licensing and merchandising rights subject to some exclusions based on pre-existing encumbrances. Some exclusions include some print publishing and interactive and digital rights.

Hexagon Library from Mosaic Multimedia
·Characters: 702

     Our rights: We have all rights worldwide, not including print comic publishing rights, contingent on verification of chain-of-title and European legal documentation (on completion of paperwork, Platinum will have a long-term, exclusive option, with provision to buy out all restrictions and third-party approvals). Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights through January 1, 2014. If we pay $196,000 on or before January 1, 2011, we then have until January 1, 2016. If we pay $600,000 by January 1, 2016, we then have the right in perpetuity. The agreement requires the formation of an LLC that is co-owned by Mosaic Multimedia and Platinum Studios with

Platinum acting as manager. Company will move forward on formation of the LLC when it appears likely that exploitation will occur on one or more of the properties.

Recent Developments

Print Publishing

     After launching our first graphic novel in December, 2006, we have published over 75 comic books and graphic novels for distribution through traditional domestic channels. In July, 2007, we began developing an international channel for worldwide print distribution. In January 2008, we entered into a worldwide publishing agreement deal with HarperCollins for our graphic novel Cowboys & Aliens, currently in feature film development at Dreamworks, and in March 2008, we entered into a publishing agreement with The Random House Publishing Group, a division of Random House, Inc, for our property Unique, currently in feature film development at Disney Studios.

Digital Publishing

     Since the 3 rd quarter of 2006, we have launched an online “e-commerce” store to sell merchandise, comic books and other products (store.platinumstudios.com), an online comics site to highlight the printed comics and graphic novels ( www.platinumstudioscomics.com ), a mobile storefront for distribution of digital content ( www.platinumstudiosmobile.com ), a web-comics site to host the digital distribution of our printed comic material and as a resource for independent comics creators to post new material ( www.drunkduck.com ) and we have developed multiple destination sites for individual comic properties. This digital publishing group has also created digital images that consumers can download to their mobile phones and personal computers for wallpapers and screensavers. In July, 2008, we acquired WOWIO, an e-book distribution company that boasts over 5,000 books, magazines and comic books/graphic novels, available for download to a global audience in multiple formats. We intend to utilize this outlet to distribute digital versions of original properties from the Platinum library as well as other properties from our publishing partners

Filmed Entertainment

     We currently have film and television development deals with several major film producers and in 2007, we successfully sold one property, Unique, to Disney Studios, with the anticipation that it will go into production in 2010. Additionally, effective June, 2007, we entered into a 2-year option agreement with Dreamworks, Universal Studios, Paramount Pictures, and Imagine Entertainment to acquire the film production rights to our property Cowboys & Aliens, the #1 advance-ordered graphic novel in the U.S. in 2006 (Entertainment Weekly, January, 2007) with the goal to produce a feature film. This film’s production schedule has not been officially set yet but it is anticipated to begin pre-production sometime within the next 12 months. Effective June 2008, we entered into another 2 year option agreement with Dreamworks and Paramount pictures to acquire film production rights to our property Atlantis Rising. This film’s production schedule has not been officially set but it is anticipated to begin pre-production sometime within the next 24 months. In 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios-controlled property Dylan Dog: Dead of Night. We closed the financing for this film of February 6, 2009, and we commenced principal photography on February 26, 2009. In 2006, we entered into a co-production and distribution deal with Arclight Films to produce a slate of films based on a number of our properties. We are currently in contract negotiations with various talent on our first film from that slate, the Top Cow comic book series, The Witchblade. We hope to be in production on this film in the next 18 months. In February 2009, we announced a development deal with Sony Animation to produce a major animated feature from Platinum’s library of characters and stories. Although a production schedule has not been set, it is anticipated that pre-production on an animated feature will begin in the next 18 months.

Merchandise/Licensing

As of the date of this Memorandum, we entered into Dylan Dog licensing agreements with

Cartiere Paolo Pigna S.p.A. (school supplies) International Tobacco Agency Srl (lighters) Fatex de La Ganga palmal (Male Apparel) Global Watch Industries, S.p.A. (wrist watches) Infinite Satue Srl. (collectibles) Edibas Stationery Srl (calendars)

     In 2006, we extended our branding philosophy to include our annual “The Comic Book Challenge”, a competition that allows independent creators to pitch original comic book ideas to a panel of live judges. The winning contestant gets a publishing deal with revenue sharing across all distribution outlets. In July 2007, we secured sponsorship arrangements with 5 corporations to underwrite the event and expose the Company to a wide, international audience. We have modified the structure of the contest in an attempt to reach the largest comic creator audience possible. The contest is being suspended in 2009 to reformat the structure again so the Company can pursue a distribution partner over broadcast or cable television networks.

     In July, 2008, the Company signed a licensing agreement with Brash Entertainment to produce a multi-platform console video game based on Cowboys & Aliens. Brash paid the Company an advance of $250,000 for the exclusive rights. In December, 2008, the Company was notified that Brash Entertainment was ceasing operations and the rights to Cowboys & Aliens were returned to the Company without recourse. The Company is actively pursuing partners to develop video games for this property as well as Atlantis Rising, Dead of Night and other titles.

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

     The 2008 summer releases of comic-based feature films has resulted in one of the most successful in US box office history. Between May 1 and August 15, 2008, 5 feature films based on comic books and graphic novels were released, namely Iron Man, The Hulk, Wanted, Hellboy2, and The Dark Knight. Iron Man became the first film in 2008 to earn $300M in US domestic box office and as of February 20, 2009, the film has grossed more than $580M worldwide (Box Office Mojo). The Dark Knight, the most recent in a long line of Batman-based movies, is on track to become one of the highest-grossing feature films of all time and as of February 20, 2009, its total worldwide gross stands at over $1 BILLION. The Dark Knight was the highest grossing movie of 2008 in domestic box office and worldwide. It is also the highest grossing comic book film of all time, beating previous record-holder Spider-Man. Unadjusted for inflation, it is now the second highest grossing film domestically of all time with a total of $533 Million, as of February 20, 2009. This trend supports our contention that comic books and graphic novels continue to be a leading source of original source material from which Hollywood pulls.

Print Publishing

     Every project we publish is designed for eventual adaptation to other media, including film and television. Our core business model focuses on the exploitation of our characters in all media. We license our characters and stories for domestic and/or international comics publishing. In some cases, we produce our own publications under the “Platinum Studios Comics” label, but we also have agreements with other publishers and original copyright holders whereby our agreement provides for these parties to continue publishing comic books, generating new characters and stories which are added to our ever-growing library of material. Under these agreements, the publisher retains the publishing rights and generates ongoing serial publications, maintaining large staffs within their publishing and distribution organizations to achieve these goals. We benefit tremendously from this relationship as all new characters and story lines generated from new publications are added to our library, without the burden of carrying an entire publishing and distribution staff. One such example of this arrangement is the Bonelli Publishing library from Italy, which has been producing comic books in printed form for over 50 years. Popular characters from the Bonelli library include Nathan Never, Legs Weaver and Dylan Dog. Pursuant to our agreement with Bonelli Publishing, characters which they develop are added to our library.

Print Publishing Schedule

     Since the successful launch of our inaugural graphic novel, Cowboys & Aliens, in December, 2006, we published over 75 comic books and graphic novels for distribution through traditional domestic channels. These titles have all been published under the Platinum Studios Comics banner and they are sold directly to comic book stores through the industry’s sole distributor, Diamond Distribution. The writers and artists of these titles are hired on a work-for-hire basis. In January 2008, we entered into a worldwide publishing agreement deal with HarperCollins for our graphic novel Cowboys & Aliens, currently in feature film development at Dreamworks, and in March 2008, we entered into a publishing agreement with The Random House Publishing Group, a division of Random House, Inc, for our property Unique, currently in feature film development at Disney Studios.

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

     We also distribute our products to consumers and retailers via our Web store and comic book site (www.PlatinumStudiosComics.com). The site allows the comic book fan to get a closer look at the books, the creators and sample artwork. We have also created a strategy of launching the published book online, updating one page per day, giving the readers and fans a place to preview the book and communicate with the creators one-on-one via our webcomic hosting site, Drunk Duck (www.drunkduck.com). With our acquisition of WOWIO, we also allow online readers to access the material online through a WOWIO reader, and via downloads of the material in pdf form.

     We also distribute our products through established distribution companies, such as our current individual licensing arrangements with Harper Collins and Random House, who have agreed to distribute select properties in hardcover graphic novel form to book stores and libraries.

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

     As a comic publisher, we have discovered that there is little to no correlation between the sales of printed comics and the revenues generated by the affiliated media properties developed out of the underlying comic material. Men in Black, for example, generated over $1Billion in worldwide box office between two movies but had print sales of less than 5,000 per issue. Additionally, we have seen that the distribution model for print can be considered fairly restrictive. Diamond Distributors have recently raised the sales threshold for all print publishers, eliminating re-orders beyond 60 days, further restricting access to a broader print audience. Finally, the development expense for our print comics has, historically, barely been covered by the subsequent revenues, and in many cases, act as “loss leaders” for the launch of ancillary product streams. With the above considerations, we have reduced our output of print comics to approximately 5 – 10 titles per year, and we will most likely focus our efforts on printing just those titles that have a film, television, or video game development agreement. For the other titles in our library, we will restrict the distribution to a digital outlet, such as WOWIO and Drunk Duck.

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

     Our Digital Publishing Division’s mission is to leverage our library of intellectual property across multiple online channels and distribution platforms, and create an online community for fans of comic-based entertainment in all media. Revenues for this online initiative will be derived from advertising and sponsorship and intelligently monetized through tie-ins, merchandise and other long-tail strategies.

WOWIO

     In July, 2008, we completed the acquisition of WOWIO, an innovative e-book distribution company in an all-stock transaction. WOWIO represents the next phase in Platinum’s venture into content distribution. As we move from content creation and ownership into content development and production, the next logical evolutionary step is into content distribution and WOWIO represented an immediate opportunity in that direction.

     WOWIO began as a digital source to free access to university texts and quickly expanded into traditional print publishing sources. The biggest uptrend, however, occurred when the company moved into the comic book and graphic novel space. The reason for this can be attributed to the fact that independent comic creators have limited access to prime exposure through the more traditional distribution model created by Diamond Distributors. This model favors the more popular and prolific publishers (i.e. Marvel, DC Comics, Dark Horse, Image, Top Cow, Virgin, etc.) whose significant advertising budgets give them favorable placement in the monthly distribution catalogs, leaving the smaller independents with very little exposure to the comic retailing audience. The digital distribution model in general, and WOWIO specifically, offers these independents a new means to reach a large global audience that bypasses entirely the restrictive print distribution channel.

     WOWIO’s business model is dependent on three segments: content providers, advertisers and readers, the growth of each dependent upon and simultaneously fueling the growth and reach of the others. Advertisers and sponsors pay a per-download fee to WOWIO, who in turn, shares with the publishers, thus providing the reader with a free PDF version of a text, novel or comic book. In the absence of paying advertisers, readers can pay directly for a download at a pre-determined price point set by each publisher. All books are offered free for online viewing through a WOWIO browser window, again supported by advertising, the proceeds of which are shared between WOWIO and the publisher. Hence, the business model gives readers unlimited access to books via online browser or PDF download; the publishers benefit from a revenue stream that is additive to their existing distribution channels; and advertisers have an innovative way to reach out to a target market segment that is accustomed to having online access to content in an ad-supported model.

     As a content owner with a publishing agreement with WOWIO prior to its acquisition, we viewed this opportunity as one that could benefit from the overall branding support and broad-based media perspective that we bring to our properties. We saw where WOWIO had imposed some restrictive limitations on its own expansion, hence curbing its revenue-generating opportunities. With our experience with the Drunk Duck audience, we encouraged WOWIO to expand beyond its initial offering of only PDF downloads to include the browser-based free views of content. This expansion also benefited the publishers who did not want to be involved in a “channel conflict’ with their terrestrial print distribution partners – many have reported that free online viewing has actually increased sales of print versions of their properties.

     We completed the acquisition of WOWIO on July 16 and relaunched the site at www.wowio.com on July 31. Since its relaunch, WOWIO has been visited by readers in 188 countries. The average time spent online by each reader is over 7 minutes and the average number of pages viewed per each visit is 17. We believe these numbers are attractive to advertisers looking to reach a targeted online audience. We continue to increase the number of publishers on a daily basis and we are expanding our marketing efforts to create an awareness for WOWIO across all online communities. We intend to create a token economy within the WOWIO experience that will allow readers to be rewarded for various activities, such as enrolling new readers, filling out marketing surveys, writing reviews and becoming active community members. In return, readers will be able to use their rewards to purchase more books and/or gift books to others, among other benefits. We believe this will continue to support and enhance the experience for readers, advertisers/sponsors and publishers as we grow the WOWIO offering into one of the leading online destinations for free digital access to published content.

     We believe that the success of WOWIO is dependent on a number of factors, including the ability of the Company to sustain an aggressive marketing campaign to attract readers, a multi-pronged effort in business development to attract corporate sponsors, and an outreach program to attract more publishers. These efforts require an infusion of capital until the revenues can make the endeavor self-sustaining. Due to a number of factors that include 1) a global economic pull-back, impacting all industries, including the online advertising market, and 2) an inherited liability to pay WOWIO publishers royalties for the quarter immediately preceding the Company’s acquisition and subsequent inability to pay off such obligation, the Company faced unforeseen factors that required a cessation of marketing, promotional, and sales activity for WOWIO. The Company kept WOWIO in a maintenance mode with the intention of re-charging the efforts in 2009.

Online Comics Community - Drunk Duck

     In 2006, we acquired Drunk Duck (www.drunkduck.com), an online web comic community boasting over 3,000 strips and 10 million monthly page views. Since the acquisition, we implemented several programming and feature upgrades to enhance the functionality and user-friendly interface of Drunk Duck, including a new section for print publishers to post their printed works online as well. In less than one year, we saw increased numbers across the board for Drunk Duck, and as of June 30, 2007, the site hosted over 8,000 strips/stories and the monthly page views exceeded 30,000,000. Today, the number of strips and stories exceeds 12,000 in number and the monthly page views have decreased to approximately 10,000,000 to 15,000,000 pages, although the numbers have steadily increased monthly for the past 6 months, ending March 31, 2009. We attribute the decrease in page views to the same factors facing WOWIO as noted above. We believe that by increasing marketing and advertising expenditures, we will be able to ramp this traffic back up to its peak level and beyond, generating online revenues through advertising and sponsorships. The three-pronged effort to increase the value of Drunk Duck mirrors that of WOWIO, namely instituting an aggressive marketing campaign to attract readers, a multi-pronged effort in business development to attract corporate sponsors and advertisers, and an outreach program to attract more webcomic creators.

     We have explored the expansion of the Drunk Duck community in two ways: a) by creating multiple entry points to the database of comics segmented by genre, i.e. horror, sci-fi, manga, etc. and b) by creating alternate versions of the site in multiple languages, thus opening the offering to a worldwide audience of comic fans and creators. Of significant value to us is the ability to monetize the traffic generated across the entire network through several avenues, including subscriptions, advertising and sponsored content, embedded product placement, and licensed exploitation opportunities. Each of these revenue streams can be active on every site within the Drunk Duck network, as they work to drive traffic to one another, further maximizing the revenue potential of every visitor. As the characters and stories themselves begin to establish a broader audience, additional revenue streams such as licensed products, merchandising and additional media outlets become viable options.

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

Mobile/Wireless Distribution

In June, 2006, we began pursuing a strategy to leverage our momentum in the entertainment space and commercialize our intellectual property through the most viable media outlets and channels, including the wireless and mobile content space. Our Wireless/Mobile Content mission is to leverage our library of intellectual property across multiple mobile distribution platforms and further expand the audience for our characters and stories. Through affiliations and partnerships with mobile content developers, syndicators, and distributors, we intend to make available an array of downloadable content, including ring tones, wallpapers, and games, featuring characters, icons and concepts from our library of characters. We believe that utilizing the internet as a key access point to reach the mobile customer will keep production and overhead costs to a minimum and develop a very robust revenue stream. In addition to the potentially lucrative revenue stream from the sale of each phone and service contract, we will gain an additional point of contact to reach a dedicated fan base for specific properties. The subscriber base can be offered exclusive content, promotions, early access to other media properties, and other key benefits to keep them engaged with our various content offering.

     As a mobile content provider, we will focus primarily on the delivery of content in various forms, including downloadable images, ringtones, voicetones, wallpapers, video, animation, games, and interactive applications (such as e-mail, web browsing, SMS and instant messaging) to a range of wireless devices. This will be achieved through partnerships with mobile content syndicators, who aggregate and package content from multiple providers and distribute it through alliances with various channels or portals. We currently offer original Platinum property images for download as wallpapers and screensavers through our partnership with Playphone, one such mobile content syndicator.

Filmed Entertainment: Feature Films

We are aggressively pursuing a multi-pronged approach to create feature films:

  Licensing characters and stories to third-party producers and/or affiliated major studios for production
  Secure outside financing to produce our own individual films or slates of films

Licensing Deals

     Some examples of our current projects with major studios based on previously unbranded characters include:

  Unique (Disney) - Based on a comic book series released in early 2007, Disney acquired the film rights to this project, although development on the project continues, no production schedule has been set.
  Cowboys & Aliens (Dreamworks/Paramount/Imagine/Universal) – Effective June 2007, Dreamworks optioned our property for development and production for joint distribution through Paramount and Universal with Imagine Entertainment as a producing partner.
  Following its separation from Paramount, the new Dreamworks is pursuing the developmentof the project, while Paramount maintains a right to co-finance. Although no officialproduction schedule has been announced Dreamworks anticpates the film going intoproduction over the next 12 -18 months.
  Atlantis Rising (Dreamworks/Paramount/Imagine/Universal) – In June, 2007, Dreamworks agreed to option our property for development and production.

  Sony Animation Development Deal – In February 2009, the Company announced a development deal with Sony Animation to produce a “hybrid” feature film (containing both animated and live-action elements), based on Platinum-owned characters

Production Slate Financing

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

     We are working with Havenwood Media LLC to arrange a financing slate of eight low-budget (between $6 and $12 million) motion pictures intended for theatrical release. Together with Havenwood, we will put together a combination of equity, tax incentives and other financing to fully fund the production of these films. We are currently in contract negotiations with various talent on our first film from that slate, the Top Cow comic book series, The Witchblade. We hope to be in production on this film sometime in the next 12 – 24 months. In addition to this current slate with Havenwood, we are reviewing additional slate opportunities such as direct-to-home video slate and genre-specific, low-budget slates.

     In January 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios’-controlled property, Dylan Dog: Dead of Night. Funding for the film closed in February 2009, we commenced principal photography on February 26, 2009 and are currently in production.

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

     The opportunities within the merchandising and licensing arena for us are equally as wide ranging, including toys/games, collectibles, apparel, and numerous consumer goods. We will pursue opportunities via the following channels:

·General merchandising agreements with third parties in each major territory where films, television and new media will be released.

·Collectible merchandising: cultivating the worldwide collector market by allowing licensees in other countries to break with the normal tradition of shipping only within their territory. In these agreements, we will allow such licensees to ship product to special retailers who have partnership arrangements with the Company. These items will carry a double royalty: the original royalty from the licensee and the additional royalty from the retailer allowed to carry the material.

·The licensing of the Characters for customized advertising campaigns and/or media purchase campaigns.

·Leveraging individual partners and licensees’ efforts together globally and locally to create critical mass, including promotions, contests, and third-party advertising on radio, television and new media.

·The leveraging of our relationships with hundreds of comic book publishers and distributors worldwide for the distribution of the Characters in print form.

Video Game Licensing

     Whenever possible, we have made it a normal course of business to reserve interactive game rights for our properties. When licensing our properties to studios and networks, we negotiate to maintain control of the video game rights or, at the very least, the game rights for the “classic” intellectual property. We will establish publishing and distribution relationships with producers and other industry leaders in the game industry and we will act as creative co-producer to create either console games, handheld device games, online casual games and/or mobile games. In July, 2008, we executed a license, and separate producer, agreement, for the console game for Cowboys & Alienswith Brash Entertainment. Subsequently, Brash filed for cessation of operations and returned the rights back to the Company and we are currently searching for a replacement publishing partner. We are also actively seeking game deals for Atlantis Rising, and Dead of Night, both of which are in development and production, respectively, for feature films.

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

Merchandise Licensing Industry

     According to License Magazine, character-based licensed products – which include entertainment, television and movie characters - generated more than $39B at retail in 2003. Licensed toy lines in the character category alone were just over $5.6B that same year. (NPD Group/FunWorld). Top action properties, including

Spider-Man, Buffy the Vampire Slayer , The X-Men , Hercules, and Star Wars, have built lucrative licensing programs across all product categories. In fact, franchises such as Teenage Mutant Ninja Turtles, Star Wars Episode I, Toy Story, and even Barney have garnered over $1 billion sales each in the U.S. alone. We are looking to expand our merchandise lines in ways that benefit our franchises beyond current licensing agreements.

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

EMPLOYEES

     As of March 1, 2008, we have 9 full-time and no part-time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and without adequate financing or revenue generation, possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

WE MAY INCUR LIABILITIES THAT WE MIGHT BE UNABLE TO REPAY IN THE FUTURE

     We may incur liabilities with affiliated or unaffiliated lenders. These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability. Our current liabilities as of December 31, 2008 were as follows: accounts payable $1,213,686, accrued expenses $2,088,453, short-term notes payable $2,858,001, related party payable $206,231, final payment to WOWIO partners of $1,050,000 and capital lease obligations of $54,873 for total current liabilities of $7,471,244. There is no assurance that we will be able to pay all of our liabilities. Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits. Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

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

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A

CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

     Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 60% of our outstanding common stock. Our Chairman, Scott Rosenberg and President and Chief Operating Officer, Brian Altounian beneficially own approximately 130,240,455 and 22,953,255 shares of our outstanding common stock, respectively. As a result, our principal stockholders, officers and directors, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

·election of our board of directors;

·removal of any of our directors;

·amendment of our certificate of incorporation or bylaws; and

·adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

     We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that our capital requirements in the next six months will be approximately $2,500,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

BECAUSE OF OUR DEPENDENCE ON A LIMITED NUMBER OF TRADITIONAL MEDIA OUTLETS, ANY SIGNIFICANT REDUCTION IN DEALS WITH MAJOR FILM STUDIOS AND TELEVISION/CABLE NETWORKS MAY IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

     Our business to date has been dependent upon a small number of licensing transactions with major studios and television/cable networks. For the years ended December 31, 2008 and 2007, a very small number of transactions accounted for a disproportionately large percentage of our revenue. As of December 31, 2008, three (3) transactions, one to each of three customers accounted for 71% of our revenue. For the year ended December 31, 2007, two transactions accounted for 100% of our revenue. The loss of or significant reduction in transactions to any of these traditional media outlets could impair our ability to operate profitably and that we may not be able to replace any decline in revenue.

RISKS RELATING TO OUR COMMON STOCK

BECAUSE THERE IS A LIMITED MARKET IN OUR COMMON STOCK, STOCKHOLDERS MAY HAVE DIFFICULTY IN SELLING OUR COMMON STOCK AND OUR COMMON STOCK MAY BE

SUBJECT TO SIGNIFICANT PRICE SWINGS.

     There can be no assurance that an active market for our Common Stock will develop. If an active public market for our Common Stock does not develop, shareholders may not be able to re-sell the shares of our Common Stock that they own and affect the value of the Shares.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 2.     PROPERTIES.

     Our offices are located at 11400 W. Olympic Blvd., Suite 1400, Los Angeles, CA 90064, and consist of approximately 12,400 square feet. We entered into a five year lease for our offices which requires payments of $31,857 per month or minimum annual payments of $127,429 in 2006, $387,383 in 2007, $402,878 in 2008, $418,993 in 2009, $435,753 in 2010 and $298,147 in 2011. Our lease expires on August 31, 2011. We are currently in arrears in our rent but the landlord has been willing in the past to work with the Company to enter into a payment plan that allows the Company to bring payments up to date while remaining in our space; however there can be no guarantee that the landlord will continue to allow the Company to work out a payment plan.

ITEM 3.     LEGAL PROCEEDINGS

     Michael Tierney v. Platinum. A former employee of the Company has filed a suit against the Company claiming, among other things, wrongful termination, fraudulent inducement, defamation, violation of California Labor Code. No specific damages have been pleaded. The complaint has not yet been served on the Company. This former employee was terminated for cause as a result of grossly negligent/intentional misrepresentation of contractual relations with third parties in marketing materials. The misrepresentations caused the company to lose a potential deal with a particularly well-known comics website. The Company believes this case is without merit and intends to vigorously defend these claims, if and when actually served with the complaint.

     Transcontinental Printing v. Platinum. The Company has received several demand letters from Transcontinental Printing, the most recent of which from a law firm, demanding payment for an outstanding invoice in the amount $111,567.85. The company has tried to enter into some settlement with this vendor but to no avail as of yet. The company will continue to aggressively pursue a settlement with this vendor to try and avoid a lawsuit. The Company has not yet turned this over to outside counsel.

     Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s cliam was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.

     Doubleclick, Inc. v. Platinum. On February 19, 2009, a lawsuit was filed by Doubleclick, Inc. against the Company in the Supreme Court of the State of New York. The claim is basically a breach of contract claim. The contract at issue was a three-year agreement to provide ad serving services, requiring a minimum $3,500/month payment with no termination clause. The employee who executed the agreement without having counsel review it is no longer with the Company. Between February and June 2008, the Company attempted to negotiate an “out” without luck. The service was far too expensive and the Company could no longer afford it and stopped using it around June/July 2008. Doubleclick is seeking approximately $118,000, plus interest and late fees for the balance of the contract. The Company has engaged outside counsel, Jeffrey Reina with the law firm of LIPSITZ GREEN SCIME CAMBRIA LLP in Buffalo, NY to handle this matter. The Company intends to answer the complaint and then aggressively pursue a settlement with Doubleclick

     Paul Franz v. WOWIO, LLC and Platinum. WOWIO and the Company have received a demand letter from counsel for Paul Franz, a former consultant to WOWIO, asserting that WOWIO had breached is payment obligations under a consulting agreement Counsel for Franz has indicated they intend to file suit to recover the full amount under the consulting agreement. The Company recognizes there may be some risk on this case and is aggressively going to attempt to resolve this matter. The potential exposure in this matter is close to the amount demanded, however efforts will be made to settle for only a portion of those monies. We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

	Fiscal 2008

Quarter Ended	High	Low

March 31	$0.21	$0.09
June 30	$0.175	$0.13
September 30	$0.155	$0.08
December 31	$0.08	$0.014

     As of March 31, 2009, our shares of common stock were held by approximately 450 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

     On February 20, the Company opened a Private Placement round, offering up to 30,000,000 shares of common stock at an offer price of $0.05/share. As of April 1, 2009, the Company had sold 1,300,000 shares for a total of $65,000. We anticipate additional sales under this PPM as well as a conversion of some of the existing outstanding debt of nearly $1,000,000 in total prior to the expiration period of May 20, 2009.

ITEM 6. SELECTED FINANCIAL DATA

     A number of factors contributed to the financial welfare of the Company in 2008, from a Writer’s Guild strike in the beginning of the year to a pending Screen Actor’s Strike that overshadowed the entertainment industry in the second half of the year and the general economic malaise that set in during the last quarter of 2008. The Company ended the year with an accumulated deficit of $20,710,078.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-looking Statements

     Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

  discuss our future expectations;
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

     Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the twelve months ended December 31, 2008 and 2007. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

NET REVENUE

     Net revenue for the year ended December 31, 2008 was $822,488 compared to $1,956,054 for the year ended December 31, 2007. The decreased net revenue was primarily attributable to a decrease in option fee and film licensing revenues. In the beginning of 2008, the Writer’s Guild engaged in a work stoppage that lasted well past the first quarter, having a negative impact on filmed entertainment revenues for the entire year. The global economic crisis also negatively impacted the Company’s ability to generate ongoing online advertising and sponsorship revenues. These two factors contributed to pushing revenues into subsequent years. We believe that as the economy improves, so will our ability to generate filmed entertainment revenues.

EXPENSES

Cost of revenues

     For the year ended December 31, 2008 cost of revenues was $198,864 compared to $278,442 for the year ended December 31, 2007. The decrease is primarily due to the reduction of our print publishing efforts in 2008 and the related printing costs of those comic books.

Operating expenses

     Operating expenses decreased $367,822 or approximately 7% for the year ended December 31, 2008 to $4,808,320, as compared to $5,176,142 for the year ended December 31, 2007. The decrease was due to reductions in payroll, promotion and merchandising costs.

Research and development

     Research and development costs decreased $434,346 or 45% for the year ended December 31, 2008 to $526,050, as compared to $960,396 for the year ended December 31, 2007. The decrease was due to a more focused effort regarding the development of fewer additional intellectual properties.

Impairment of intangibles

     For the year ended December 31, 2008, impairment of intangibles was $2,499,380 as compared to $0 for the year ended December 31, 2007. This increase was due wholly to the impairment taken against the goodwill for the WOWIO asset. With the reduction in online advertising and a negative EBITDA for the entity on its own, the Company took the most conservative approach to the impairment issue by reducing the amount of goodwill, effectively reducing the value of the asset to zero. The Company believes that the WOWIO asset will add intangible value to the balance sheet once revenue generation resumes with an increased effort in marketing, business development and sales efforts.

Stock option expense

     Stock option expense was $3,387,796 for the year ended December 31, 2008 as compared to $0 for the year ended December 31, 2007. This increase was due to the issuance of stock to employees from the stock option plan in the first quarter of the year. A significant vesting was given to employees in the first quarter of 2008. The Company does not expect to incur significant stock option expense in future years.

Depreciation and amortization

     For the year ended December 31, 2008 depreciation and amortization was $176,175 compared to $165,861 for the year ended December 31, 2007. The increase is due to amortization of character rights and capital leases for furniture and equipment.

     As a result of the foregoing, the net loss increased by $6,051,668 for the year ended December 31, 2008, to $11,244,483, as compared to $5,192,815 for 2007. The majority of that increase was attributable to an increase in losses taken on intangible assets and stock option issuances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations during the twelve months ended December 31, 2008 was $2,181,182, primarily due to the net loss of the company.

Net cash used by investing activities was $4,260 for the year ended December 31, 2008.

     Net cash provided by financing activities was $2,223,020 primarily attributed to capital contributions in exchange for common stock.

     At December 31, 2008 the Company had cash balances of $42,023. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2009, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

     We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2008 and 2007.

     Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $20,710,078 as of December 31, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION

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

CHARACTER DEVELOPMENT COSTS

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

ADVERTISING COSTS

     Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the years ended December 31, 2008 and 2007, advertising expenses were $48,080 and $426,332, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended December 31, 2008 and 2007, research and development expenses were $526,050 and $960,396, respectively.

INCOME TAXES

     At December 31, 2008, the Company had net loss carry forwards available to offset future taxable income, if any, of approximately $9,800,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards is dependant on tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the change in ownership.

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for Uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings prior to 2007, and upon consultation with its tax advisors, the Company believed that it had taken no tax positions in preceding years that could potentially result in reductions to its cumulative net loss carryforwards at December 31, 2008.

     During the preparation of the Company’s tax filings for the year 2007, the Company amended its prior net operating loss carryforwards schedule to correctly restate such loss carryforwards, and believes that it is in full compliance with FASB Interpretation No. 48 at December 31, 2008. The Company is subject to audit by the IRS and the State of California for the prior three years.

     The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP FAS No. 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 for reporting as of December 31, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the fiscal year beginning January 1, 2008. We did not elect the fair value option for any items under SFAS 159.

Recent Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on disclosures in our consolidated financial statements.

ITEM 8.

FINANCIAL STATEMENTS

     All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Operating Officer, carried out an evaluation of the effectiveness of the design and operation of our controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008.

     In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included dedication of internal resources to scrutinize account analyses, stock transactions and debt reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

     Our management, under the supervision of our Chief Executive Officer and Chief Operating Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

     As of December 31, 2008, we did not maintain effective controls over the following items: (i) timely and routine process for reconciling certain accounts to the general ledger; (ii) detailed documentation and analysis to support equity transactions; (iii) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (iv) timely and comprehensive analysis of impairment of intangible assets.

     As a result of the material weaknesses described above, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting.

     In response to the identified material weaknesses the Company established formal processes and procedures including a review conducted by the Company’s senior executives to ensure appropriate documentation and analyses for all equity transactions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth information about our executive officers, key employees and directors as of January 9, 2008.

Name	Age	Position
Scott Mitchell Rosenberg	46	Chairman & Chief Executive Officer
Brian Kenneth Altounian	45	President, Chief Operating Officer and Director
Jill Zimmerman	46	Director
Helene Pretsky	45	Corporate Secretary and General Counsel

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

     From May, 2005 through mid-January, 2008, he sat on the Board of Directors of Cereplast, Inc. (CERP.OTC), a manufacturer of proprietary bio-based, renewable plastics, where he has also served as the Audit Committee Chairman. From August, 2004 through June, 2006, he sat on the Board of Directors of Machine Talker (MTKN.OTC), which has created a breakthrough technology in smart security wireless networks. From May, 2003 through June, 2006, he sat as Chairman of the Board of Directors of XsunX, Inc. (XSNX.OTC), a developer of revolutionary thin film photovoltaic solar cell technology. His expertise is in the area of developing corporate infrastructure and assisting early-stage companies to execute on their business plans and grow, often through the access of capital through the public equity markets and from December, 2003 through June, 2007, he has provided advisory support to a number of these early-stage technology companies such as Warp9 (WNYN.OTC), Imaging3, Inc. (IMGG.OTC), BioSolar, Inc (BSRC.OTC), Carbon Sciences,

Inc. (CABN.OTC) and Origin Oil, Inc. (OOIL.OTC). His first foray in the high-tech space came as Executive Vice President of Main Course Technologies, a wireless applications developer which he co-founded in January 2000 and ran until May, 2003.

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

     Most recently, he was Consulting Producer on Random 1, a reality television series that debuted in November 2005 on the A&E Network and Executive Producer on the documentary feature film Lost in Woonsocket . Mr. Altounian also recently founded a non-profit media organization, Lost & Found in America, Inc., where he currently sits as Chairman of the Board for this company that creates media projects that support local community-based non-profit groups serving underserved segments of the US population.

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

SIGNIFICANT EMPLOYEES

Richard Marincic, Vice President of Film/Television Development

     Mr. Marincic worked in the literary management department of Management 360, whose client roster includes Toby Maguire, Reese Witherspoon, director James Mangold ( Walk the Line ), and director Frank Coraci ( Wedding Singer ). Mr. Marincic worked at the company from the day it opened the doors of its Beverly Hills offices until he started with Platinum Studios, in 2004. He has worked in almost all aspects of the Film and TV business over the last decade including a stint as Associate Producer Bravo in 2003, Production Assistant for Spelling Entertainment in 2000 and various other production positions since June, 1999. Mr. Marincic earned his Bachelors degrees in Television and Film Production as well as Theater from Southern Illinois University in 1999. He has also written and directed several plays in his hometown of Chicago.

Dan Forcey, Vice President, Content Development

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

     For the past 10 years, Mr. Forcey has worked extensively across the United States and Canada as a stuntman, fight choreographer, and teacher of movement and stage combat and is a world-recognized expert in fencing and swordfighting. Mr. Forcey 's stunt work includes multiple television shows and feature films both in the U.S. and abroad, including Oscar-nominated movies like Master and Commander: The Far Side of the World , Flags of Our Fathers, and Letters from Iwo Jima. From 1997 through 2002, Mr. Forcey has held faculty positions at York University, the Centre for Indigenous Theatre, the University of Southern California, Cal State University, Long Beach, Cal Poly Pomona, and the Cerritos Center for the Performing Arts. During his various tenures, he has instructed students in acting, movement for actors, stage combat and clowning.

     On 1996, Mr. Forcey graduated cum laude from the University of Southern California with an undergraduate degree in theatre with a minor in philosophy. Mr. Forcey graduated Magna cum laude from York University while receiving his graduate degree in acting and movement, writing his master's thesis on the use of the British quarterstaff.

Zachary Pennington, Vice President, Creative Design

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

     Amongst the many theatrical campaigns he has worked on are Disney’s Mulan, Hercules, The Little Mermaid , as well as Species, Saw 3, Blue Streak and Ripley Under Ground . Mr. Pennington is also well respected in the entertainment and comic book industries for his work for the Independent Spirit Awards and the Hero Initiative.

CONFLICT OF INTEREST

     Our officers and directors devote 100% of their time to our business. Our Chief Executive officer, Scott Mitchell Rosenberg, is permitted to enter into separate producer agreements for our productions through his own loan-out corporation, Scott Mitchell Rosenberg Productions, Inc., provided that all compensation that he receives through these agreements are considered as compensation he receives as CEO of the Company and therefore taken into account in setting his annual compensation. The Producer agreements are standard in the industry for heads of media companies and in no way can negatively impact, impede or affect the Company’s ability to make deals with production companies for its properties. Mr. Rosenberg did not receive any compensation under this arrangement for the years ended December 31, 2005, 2006, 2007 and 2008. A loan-out company is use in the entertainment industry and is used for actors, musicians, directors, producers, writers and other key individuals. In a typical loan-out company arrangement, the individual forms the corporation which he controls. The corporation hires the individual with the salary to be set from time to time to reflect the activity of the corporation. Instead of the individual being hired directly, a deal is made with the loan-out company which in turn lends the services of its employee. In order to give the hiring company comfort that the individual will be committed to doing the work the individual may be asked to sign an inducement letter, which confirms that he or she will look only to the loan-out corporation for compensation.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Name and Principal Position									Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)

						Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)

							Option Awards ($)			All Other Compensation ($)

					Bonus
		Year	Salary ($)		($)						Total ($)
		2008	$300,000		-	-	-	-	-	-	$300,000
Scott Mitchell		2007	$300,000		-	-	-	-	-	-	$300,000
Rosenberg,		2006	$34,615		-	-	-	-	-	-	$34,615
CEO	(1)	2005	-		-	-	-	-	-	-	$-

Brian K.		2008	$300,000		-	-	-	-	-	-	$300,000
Altounian,		2007	$300,000		-	-	-	-	-	-	$300,000
President/COO		2006	$299,039	(3)	-	-	-	-	-	-	$299,039
	(2)	2005	$63,961	(4)	-	-	-	-	-	-	$63,961

Helene Pretsky,		2008	$137,948		-	-	-	-	-	-	$137,948
EVP Bus. Affairs		2007	$185,000		-	-	-	-	-	-	$185,000
		2006	$161,187	(5)	-	-	-	-	-	-	$161,187
		2005	-		-	-	-	-	-	-	$-

(1)	$300,000 of Mr. Rosenberg’s 2007 and $75,000 of his 2008 salary was deferred.

(2)	$300,000 of Mr. Altounian’s 2007 and $75,000 of his 2008 salary was deferred.

(3)	$250,000 (of which 243,079 was deferred) of Mr. Altounian’s compensation for 2006 was paid in his capacity as an independent contractor, $49,039 as paid in his capacity as an employee of the Company.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2008.

Option Awards				Stock Awards			
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Altounian	7,965,000	-0-	-0-	$0.10	January 8, 2018	-0-	-0-	-0-	-0-

Director Compensation

     The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2008.

We currently have no employment agreements with our executive officers.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (November 20, 1996) through December 31, 2008.

Description of the Platinum Studios, Inc. 2007 Incentive Plan

     The Platinum Studios, Inc. 2007 Incentive Plan (the “Plan”) has initially reserved 45,000,000 shares of common Stock for issuance. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

     On June 2, 2008, the Company’s Board of Directors and shareholders holding a majority of the Company’s outstanding stock approved an amendment to the Company’s 2007 Incentive Plan (the “Plan”) to increase the number of shares subject to the Plan from 30,000,000 to 45,000,000 shares.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2008, the number of and percent of our common stock beneficially owned by:

  all directors and nominees, naming them,
  our executive officers,
  our directors and executive officers as a group, without naming them, and persons or groups known by us to own beneficially 5% or more of our common stock:

     We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from January 18, 20098 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of January 18, 20098 have been exercised and converted.

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

     At December 31, 2005, we owed RIP Media $20,000 in uncollateralized loans. During 2006, we repaid in full the $20,000 uncollateralized loans received during 2004. At December 31, 2007 we owed RIP Media $10,000 in uncollateralized loans. During 2008, we repaid $8,595 in uncollateralized loans received during 2007. These loans accrued interest at 5% for the years ended December 31, 2008, 2007, 2005 and 6% for the year ended December 31, 2006, respectively.

     During 2008, Scott Mitchell Rosenberg loaned the company an additional $196,998 to help fund operations.

During 2008 the Company repaid $82,827 in loans previously provided by Brian Altounian. At December 31, 2008 the remaining balance for these loans was $78,172. At December 31, 2008, we owed $193,079 to Brian Altounian for consulting services provided prior to his employment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $79,903 and $67,633 for the years ended December 31, 2008 and December 31, 2007, respectively.

AUDIT-RELATED FEES

     We did not incur any audit-related fees rendered by our principal accountants during the years ended December 31, 2008 and December 31, 2007.

ALL OTHER FEES

     All other fees for other professional services rendered by our principal accountants during the years ended December 31, 2008 and December 31, 2007 were $7,071 and zero.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15. EXHIBITS.

31.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a)
of the Exchange Act

31.2	*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule
15d-14(a) of the Exchange Act

32.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-
14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United
States Code

32.2	*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule
15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the
United States Code
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 15, 2009.

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

President, Chief Operating Officer
& Principal Financial and Accounting
Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Scott Mitchell Rosenberg	Chief Executive Officer and	April 15, 2009
Scott Mitchell Rosenberg	Chairman of the Board

/s/ Brian Altounian	President, Chief Operating Officer	April 15, 2009
Brian Altounian	& Principal Financial and Accounting
Officer

/s/ Jill Zimmerman	Director	April 15, 2009
Jill Zimmerman

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Platinum Studios, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Platinum Studios, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Studios, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Platinum Studios, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that have resulted in an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 14, 2009

PLATINUM STUDIOS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS		
Current assets:		
Cash and cash equivalents	$ 42,023	$ 4,445
Accounts receivable	8,812	44,695
Other receivable	-	20,000
Prepaid expenses	78,777	109,124
Inventory	-	59,528
Other current assets	881	-
Total current assets	130,493	237,792
Property and equipment, net	197,540	257,130
Web sites	40,000	40,000
Character rights, net	136,956	228,261
Deposits and other	42,618	39,118
Total assets	$ 547,607	$ 802,301
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable	$ 1,213,686	$ 663,848
Accrued expenses and other current liabilities	1,969,607	848,815
Bank overdraft	-	89,665
Deferred revenue	-	100,000
Short term notes payable	1,091,092	782,498
Due former Wowio partners, payable in common stock	1,050,000	-
Related party payable	206,231	193,079
Related party notes payable	1,766,909	1,542,963
Accrued interest - related party notes payable	118,846	66,581
Capital leases payable, current	54,873	73,282
Total current liabilities	7,471,244	4,360,731
Long term notes payable	2,049,951	2,029,862
Capital leases payable, non-current	60,033	106,395
Total liabilities	9,581,228	6,496,988
Common stock, $.0001 par value; 500,000,000 shares authorized; 255,819,266 and 201,255,825 issued and outstanding, respectively	25,582	20,126
Additional paid in capital	11,650,875	3,750,782
Accumulated deficit	(20,710,078)	(9,465,595)
Total shareholders' deficit	(9,033,621)	(5,694,687)
Total liabilities and shareholders' deficit	$ 547,607	$ 802,301

The accompanying footnotes are an integral part of these consolidated financial statements

     PLATINUM STUDIOS, INC. CONSOLIDATED STATEMENTS OPERATIONS

Years Ended December 31,	
	2008	2007
Net revenue	$ 822,488	$ 1,956,054
Costs and expenses:		
Cost of revenues (excluding depreciation expense)	198,864	278,442
Operating expenses	4,808,320	5,176,142
Research and development	526,050	960,396
Impairment of intangibles	2,499,380	-
Stock based compensation	3,387,796	-
Depreciation and amortization	176,175	165,861
Total costs and expenses	11,596,585	6,580,841
Operating loss	(10,774,097)	(4,624,787)
Other income (expense):		
Other income	272	-
Loss on disposition of assets	(55,298)	(24,000)
Loss on settlement of debt	(12,351)	-
Interest income	-	21
Interest expense	(403,009)	(544,049)
Total other income (expense):	(470,386)	(568,028)
Loss before provision for income taxes	(11,244,483)	(5,192,815)
Provision for income taxes	-	-
Net loss	$ (11,244,483)	$ (5,192,815)
Basic and diluted loss per share:		
Net loss per share	$ (0.05)	$ (0.03)
Basic and diluted weighted average shares	226,541,917	201,255,825

The accompanying footnotes are an integral part of these consolidated financial statements

The accompanying footnotes are an integral part of these consolidated financial statements

     PLATINUM STUDIOS, INC., CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008	2007
Cash flows from operating activities		
Net loss	(11,244,483)	(5,192,815)
Adjustments to reconcile net loss to net cash from operating activities:		
Depreciation	84,870	74,557
Amortization	91,305	91,304
Loss on disposal of assets	55,298	24,000
Impairment expense	2,641,524	-
Loss on settlement of debt	12,351	-
Bad debt expense	29,210	-
Equity instruments issued for services	4,421,013	232,206
Decrease (increase) in operating assets:		
Accounts receivable	26,673	(44,695)
Other receivable	-	(20,000)
Inventories	4,230	(59,528)
Prepaid expenses and other current assets	25,966	9,865
Increase (decrease) in operating liabilities:		
Accounts payable	1,025,219	449,497
Accounts payable related party	13,152	(50,000)
Bank overdraft	(89,665)	89,665
Accrued expenses	685,237	662,797
Accrued interest	136,918	81,305
Deferred revenue	(100,000)	(650,000)
Net cash flows used in operating activities	(2,181,182)	(4,301,842)
Cash flows from investing activities		
Investment in property and equipment	(4,260)	(14,672)
Other assets - website acquisition	-	(1,000)
Net cash flows used in investing activities	(4,260)	(15,672)
Cash flows from financing activities		
Proceeds from non-related loans	742,869	743,975
Proceeds from related party loans	315,368	1,229,000
Payments on related party loans	(91,422)	(340,333)
Payments on non-related party loans	(136,558)	-
Payments on capital leases	(30,797)	(72,898)
Issuance of common stock, net of offering costs	1,423,560	2,430,780
Net cash flows provided by financing activities	2,223,020	3,990,524
Net increase/(decrease) in cash	37,578	(326,990)
Cash, at beginning of year	4,445	331,435
Cash, at end of period	42,023	4,445
Supplemental disclosure of cash flow information:		
Cash paid for interest	156,527	501,999
Cash paid for taxes	800	600
Non-cash financing activities related to the acquisition of Wowio, LLC	3,150,000	-
Non-cash financing activities related to the conversion of debt	2,060,976	1,720,857

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. Long Distance Films, Inc. has no assets, liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. No consideration was paid by the Company for the acquisition of Long Distance Films, Inc.

(2) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $20,710,078 as of December 31, 2008. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Comapny’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000.

During the years ended December 31, 2008 and 2007, the Company had customer revenues representing a concentration of the Company’s total revenues. In 2008 three customers represented approximately 31% 25% and 11% of total revenues. In 2007, two customers represented approximately 51% and 23% of total revenues.

Depreciation - Depreciation is computed on the straight line method over the following estimated useful lives:

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

Purchased intangible assets and long-lived assets – Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis. The Company periodically reviews the carrying amounts of intangible assets and property in conformance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset. On July 15, 2008, Platinum Studios, Inc. purchased Wowio, LLC an on-line distributor of e-books. Wowio, LLC, is a leading online source for downloading digital books and comics. Due to market conditions and cash flow constraints, the Company considered all Wowio, LLC intangible assets to be fully impaired. This resulted in expense of $2,499,880. The Company believes the acquisition of Wowio, LLC is a major cornerstone of a global digital publishing distribution initiative, and that once market conditions improve, Platinum will be able to enhance and expand Wowio, LLC’s business while bringing a true global distribution outlet to all publishing partners, including Platinum Studios’ Comics.

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the years ended December 31, 2008 and 2007, advertising expenses were $48,080 and $426,332, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended December 31, 2008 and 2007, research and development expenses were $526,050 and $960,396, respectively.

Income taxes – As of September 15, 2006, the Company is taxed as a corporation. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

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

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP FAS No. 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 for reporting as of December 31, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the fiscal year beginning January 1, 2008. We did not elect the fair value option for any items under SFAS 159.

Recent Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on disclosures in our consolidated financial statements.

(4) Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	December 31, 2008	December 31, 2007
Property and equipment, cost:
Office equipment	$13,207	$10,804
Furniture and fixtures	118,140	118,140
Computer equipment	172,240	151,220
Software	93,149	91,292
Leasehold improvements	20,557	20,557
	417,293	392,013
Less accumulated depreciation	(219,753)	(134,883)
Net property and equipment	$197,540	$257,130

For the year ended December 31, 2008 and 2007, property and equipment at cost includes assets acquired under capital leases of $273,150 and $266,080, respectively. Depreciation expense charged to operations for the year ended December 31, 2008 and 2007 were $84,870 and $74,556 including $57,817 and $53,347, applicable to assets acquired under capital leases, respectively.

(5) Inventory
	December 31, 2008	December 31, 2007
Kiss merchandise	-	59,528
	$-	$59,528

During 2008 remaining Kiss merchandise inventory was determined to be unmarketable and the inventory value was written down to zero, resulting in the recognition of a loss on disposal of assets of $55,298.

Due to the significant time that the Company has held this liability, it has been determined by the Company to begin incurring interest related to this debt at 5%.

(7) Short-term and long-term debt

(7) **Short-term and long-term debt (continued)**

Short-term debt	**December 31, 2008**	**December 31, 2007**
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	25,000	25,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	50,000	50,000
Loan payable to shareholder. Paid during 2008.	-	15,000
Loan payable to shareholder. Paid during 2008.	-	100,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	25,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due October, 2008	-	100,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due October, 2008	236,926	-
Bank line of credit - uncollateralized; payable in monthly installments of interest only at 7.5%.	50,000	-
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	25,000	-
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due January, 2009.	10,000	-
Loan payable to 3rd party - uncollateralized; bearing interest of $10,000. Due June 2008	50,000	-

Long-term debt

The following summarizes future cash payment obligations:

Years Ending December 31,

(8) Operating and capital leases

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

Rent expense under non-cancelable operating leases were $321,252 and $421,990 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year are as follows:

Years Ending December 31,	Operating Leases
2009	431,494
2010	430,293
2011	442,815
2012	302,855
Thereafter	-
Total minimum obligations	$1,607,457

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 and $266,080 at December 31, 2008 and 2007, respectively. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $139,271 and $81,454 at December 31, 2008 and 2007, respectively. Future required payments at December 31, 2008 under these leases are as follows:

Years Ending December 31,	Capital Leases
2009	63,178
2010	42,261
2011	26,364
Thereafter	-
Total minimum obligations	131,803
Less amounts representing interest	16,897
Present value of net minimum obligations	114,906
Less current portion	54,873
Long-term portion	$60,033

(9) Commitments

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

(10) Wowio, LLC

On July 15, 2008, Platinum Studios, Inc. purchased Wowio, LLC an on-line distributor of e-books. Under the terms of the Agreement the Company acquired from the Members of Wowio, LLC 100% of the membership interests of WOWIO for a total purchase price of $3,150,000 payable in shares of common stock of the Company. Under the terms of the Agreement, the number of shares of Common Stock issued on a particular payment date will be calculated by dividing one third of the purchase price by the average closing trading price of a share of the Common Stock for the five trading days immediately prior to such payment date, with a minimum price of $0.15 per share. On July 16, 2008, 7,000,000 shares were issued to the former members of Wowio, LLC representing one third of the total purchase price. On September 15, 2008, 7,000,000 shares were issued to the former members of Wowio, LLC representing another one third of the total purchase price. As of December 31, 2008 one third of the purchase price was due the former members of Wowio, LLC. Wowio, LLC, is a leading online source for downloading digital books and comics. This acquisition is intended to continue the expansion of Platinum Studios’ global digital media distribution strategy. The Company believes the acquisition of Wowio, LLC is a major cornerstone of a global digital publishing distribution initiative, and that Platinum will be able to enhance and expand Wowio, LLC’s business while bringing a true global distribution outlet to all publishing partners, including Platinum Studios’ Comics.

The total basis of Wowio, LLC’s contributed assets and liabilities as of the closing date of the purchase was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Cash	$33,823
Equipment	13,950
Liabilities assumed	(415,376)
Total consideration	$(367,603)

The purchase of Wowio, LLC resulted in the recording of $2,499,380 in goodwill. At December 31, 2008 it was determined that this asset was fully impaired and the full amount was expensed.

The pro forma between the Company and Wowio, LLC are treated as if the combination had already taken place at the beginning of following reporting periods.

Pro Forma Condensed Consolidated Statement of Operations

	Years Ended
	December 31,
	2008	2007
Net revenue	$195,913	$2,106,054
Total costs and expenses	12,702,236	7,738,785
Operating loss	(11,856,095)	(5,632,731)
Loss before provision for income taxes	(12,410,691)	(6,200,759)
Net loss	$(1,248,042)	$(6,197,291)
Basic and diluted loss per share	$(0.01)	$(0.01)

(11) Long Distance Films, Inc.

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. Long Distance Films, Inc. has no assets, liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. Additionally, Long Distance Films had recorded no revenue or expenses. As consideration for this acquisition the Company closed a financing arrangement to provide funding for the production of “Dead of Night”.

(12) Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the years ended December 31, 2008 and 2007.

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

During 2008, Scott Mitchell Rosenberg loaned the company an additional $196,998 to help fund operations.

During 2008 the Company repaid $82,827 in loans provided by Brian Altounian.

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

A Private Placement Memorandum was issued on October 12, 2006, offering up to 50,000,000 shares of common stock, $0.0001 par value per share, for sale to Accredited Investors (as defined in the memorandum), at a price of $0.10 per share on a “best efforts” basis, for a total offering price to investors of $5,000,000. The proceeds of the offering are expected to be used for property acquisitions, marketing and general and administrative expenses. The offering was closed on April 30, 2007 with the Company having sold 49,047,250 shares resulting in proceeds of $4,904,725.

On July 1, 2007, the Board of Directors approved the cancellation/conversion of $1,720,857 in debt due to Scott Mitchell Rosenberg consisting of $1,625,000 in principal and $95,857 of accrued interest through conversion of the debt into 17,208,575 shares of common stock of the Company valued at $0.10 per share. In addition, Mr. Rosenberg received a warrant to purchase 243,750 additional shares of common stock for his agreement to accept this offer from the Company rather than demanding repayment of the debt amount.

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. During 2008 the Company granted 7,950,000 shares of restricted common stock to employees and consultants. The Company also granted 13,965,000 in options to executive management.

During 2008, the Company issued 9,513,764 for cash in private placement, 9,819,491 shares for debt and accounts payable conversion, 21,230,216 for services and 14,000,000 for the purchase of Wowio, LLC.

(14) Stock Compensation

Warrants and options outstanding at December 31, 2008 are summarized as follows:

(15) Income Taxes

The provision (benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

At December 31, 2008, the Company had net loss carry forwards available to offset future taxable income, if any, of approximately $9,800,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards is dependant on tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the change in ownership.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for Uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings prior to 2007, and upon consultation with its tax advisors, the Company believed that it had taken no tax positions in preceding years that could potentially result in reductions to its cumulative net loss carryforwards at December 31, 2008.

During the preparation of the Company’s tax filings for the year 2007, the Company amended its prior net operating loss carryforwards schedule to correctly restate such loss carryforwards, and believes that it is in full compliance with FASB Interpretation No. 48 at December 31, 2008. The Company is subject to audit by the IRS and the State of California for the prior three years.

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expense.

(16) Subsequent events

On Feb. 4, Sony Pictures Animation announced a deal with the Company to develop an animated feature, it was announced by Bob Osher, president of Sony Pictures Digital Productions and Hannah Minghella, president of production for Sony Pictures Animation.

On February 25, 2009, the Company issued the final payment of 7,000,000 shares to the former members of Wowio, LLC in accordance with the Wowio, LLC purchase agreement. These shares were valued at $560,000.

On Feb. 26, 2009 the Company and Hyde Park Entertainment commenced production on "DEAD OF NIGHT". This film is based on the best-selling Italian comic book series, 'Dylan Dog', created by Tiziano Sclavi and published by Italy's Sergio Bonelli Editore. The comic book series has sold more than 56 million units worldwide and has been translated into 17 languages since its debut in 1986. Principal photography is taking place in New Orleans, Louisiana.

On January 7, 2009 and March 3, 2009 the Company issued 4,974,938 shares of common stock to individuals for extension of a promissory note, for payment of accounts payable and for services rendered. The fair value of the shares total $172,604.