Form 10-Q
period 2009-03-31
Platinum Studios, Inc.
filed 2009-05-20
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

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

The number of shares of registrant’s common stock outstanding, as of May 11, 2009 was 267,134,749.

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
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS		
Current assets:		
Cash and cash equivalents	$ 7,836	$ 42,023
Restricted cash - short term	2,596,721	-
Accounts receivable	14,608	8,812
Prepaid expenses	126,714	78,777
Other current assets	881	881
Total current assets	2,746,760	130,493
Property and equipment, net	176,339	197,540
Film development costs	4,915,200	-
Web sites	40,000	40,000
Character rights, net	114,126	136,956
Deposits and other	511,722	42,618
Total assets	$ 8,504,147	$ 547,607
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable	$ 1,206,446	$ 1,213,686
Accrued expenses and other current liabilities	2,402,814	1,969,607
Short term notes payable	3,636,777	1,091,092
Due former Wowio partners, payable in common stock	-	1,050,000
Related party payable	208,733	206,231
Current portion of related party notes payable	1,638,710	1,766,909
Accrued interest - related party notes payable	134,386	118,846
Current portion of long term debt	24,525	-
Capital leases payable, current	43,137	54,873
Total current liabilities	9,295,528	7,471,244
Long term related party notes	1,930,426	2,049,951
Long term notes payable	5,822,734	-
Capital leases payable, non-current	53,715	60,033
Total liabilities	17,102,403	9,581,228
Common stock, $.0001 par value; 500,000,000 shares authorized; 265,598,351 and 255,819,266 issued and outstanding, respectively	26,560	25,582
Additional paid in capital	12,464,700	11,650,875
Accumulated deficit	(21,089,516)	(20,710,078)
Total shareholders' deficit	(8,598,256)	(9,033,621)
Total liabilities and shareholders' deficit	$ 8,504,147	$ 547,607

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net revenue	$ 71,186	$ 179,382
Costs and expenses:		
Cost of revenues (excluding depreciation expense)	137,770	67,573
Operating expenses	555,660	1,082,628
Research and development	37,922	212,553
Stock option expense	100,947	3,376,692
Depreciation and amortization	46,988	44,339
Total costs and expenses	879,287	4,783,785
Operating loss	(808,101)	(4,604,403)
Other income (expense):		
Other income	-	182
Gain (loss) on disposition of assets	-	100
Gain (loss) on settlement of debt	512,610	37,334
Interest expense	(83,947)	(92,810)
Total other income (expense):	428,663	(55,194)
Income (loss) before provision for income taxes	(379,438)	(4,659,597)
Provision for income taxes	-	-
Net income (loss)	$ (379,438)	$ (4,659,597)
Basic and diluted loss per share:		
Net loss per share	$ (0.00)	$ (0.02)
Basic and diluted weighted average shares	259,381,231	211,938,990

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	
	2009	2008
Cash flows from operating activities		
Net loss	(379,438)	(4,659,597)
Adjustments to reconcile net loss to net cash from operating activities:		
Depreciation	24,158	21,513
Amortization	22,830	22,826
(Gain) loss on settlement of debt	(512,610)	(37,334)
Equity instruments issued for services	160,101	3,376,692
Decrease (increase) in operating assets:		
Increase in restricted cash - short term	(2,596,721)	-
Accounts receivable	(5,796)	6,095
Other receivable	-	(30,000)
Inventories	-	4,705
Prepaid expenses and other current assets	(517,041)	(1,097)
Increase (decrease) in operating liabilities:		
Accounts payable and related party payables	32,460	223,734
Bank overdraft	-	(89,665)
Accrued expenses	415,990	269,415
Accrued interest	39,670	43,671
Deferred revenue	-	(98,250)
Net cash flows used in operating activities	(3,316,397)	(947,292)
Cash flows from investing activities		
Investment in property and equipment	(2,956)	(2,403)
Investment in film development costs	(4,915,200)	-
Net cash flows used in investing activities	(4,918,156)	(2,403)
Cash flows from financing activities		
Proceeds from non-related loans	8,372,734	150,000
Proceeds from related party loans	291,611	19,799
Payments on non-related party loans	(4,315)	-
Payments on related party loans	(514,809)	(83,500)
Payments on capital leases	(4,855)	(21,643)
Issuance of common stock, net of offering costs	60,000	1,031,121
Net cash flows provided by financing activities	8,200,366	1,095,777
Net increase/(decrease) in cash	(34,187)	146,082
Cash, at beginning of year	42,023	4,445
Cash, at end of period	7,836	150,527
Supplemental disclosure of cash flow information:		
Cash paid for interest	47,729	61,555
Cash paid for taxes	-	-
Non-cash financing activities related to the acquisition of Wowio, LLC	1,050,000	-
Stock issued as payments of accounts payable and accrued interest	57,312	100,525

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

(2) Basis of financial statement presentation and consolidation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Long Distance Films, Inc. and its two wholly-owned subsidiaries Dead Of Night Investment Company, LLC and Dead Of Night Production Company, LLC. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s December 31, 2008 financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $21,089,516 as of March 31, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

The Company records as deferred revenue any licensing fees collected in advance of obligations being fulfilled or if a licensee is not sufficiently creditworthy, the Company will not record deferred revenue until payments are received.

(4)	Summary of significant accounting policies (continued)
License agreements typically include reversion rights which allow the Company to repurchase property rights which have not been used by the studio (the buyer) in production within a specified period of time as defined in the purchase agreement. The cost to repurchase the rights is generally based on the costs incurred by the studio to further develop the characters and story lines.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimatesand assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the three months ended
March 31, 2009 and 2008. The Company’s allowance for doubtful accounts was $0 as of
March 31, 2009 and December 31, 2008.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. During the three months ended March 31, 2009 and 2008, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended
March 31, 2009, one customer represented approximately 88% of total revenues. For the three months ended March 31, 2008, three customers represented approximately 56%, 19%
and 15% of total revenues

Depreciation - Depreciation is computed on the straight-line method over the following estimated useful lives:

	Fixed assets	Useful Lives

	Furniture and fixtures	7 years
	Computer equipment	5 years
	Office equipment	5 years
	Software	3 years
	Leasehold improvements	Shorter of lease term or useful economic life

(4) Summary of significant accounting policies (continued)

Character development costs - Character development costs consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright. These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property. If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized. During the three months ended March 31, 2009 no character costs were capitalized.

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three months ended March 31, 2009 and 2008 advertising expenses were $0 and $42,189, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three months ended March 31, 2009 and 2008 research and development expenses were $37,922 and $212,553, respectively.

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

(4) Summary of significant accounting policies (continued)

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

		March 31, 2009
		(Unaudited)	December 31, 2008
	Property and equipment, cost:
	Office equipment	$13,207	$13,207
	Furniture and fixtures	118,140	118,140
	Computer equipment	175,197	172,240
	Software	93,149	93,149
	Leasehold improvements	20,557	20,557
		420,250	417,293
	Less accumulated depreciation	(243,911)	(219,753)
	Net property and equipment	$176,339	$197,540

(6)	Character Rights

Character rights are recorded at cost. On June 12, 2008, the Company received a valuation of its intellectual property which consists of a library of comic characters. The valuation provides that the fair market value exceeds the Company’s cost.

(7) Short-term and long-term debt

(7) Short-term and long-term debt (continued)

(7) Short-term and long-term debt (continued)

March 31, 2009 (Unaudited)	December 31, 2007
Short-term debt		
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	2,550,000	-
Total short-term debt	5,275,487	2,858,001
less: related party notes payable	1,638,710	1,766,909
Total short-term notes payable	$ 3,636,777	$ 1,091,092
Long-term debt		
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At March 31, 2009 and December 31, 2008, the interest rates were 4.90%. Due June 30, 2010.	$ 749,874	$ 749,874
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At March 31, 2009 and December 31, 2008 the interest rates were 5.09%. Monthly payments of principal and interest begin on July 1, 2009; final payment due June 1, 2034.	1,205,077	1,300,077
Standard Chartered Bank note payable of $13,365,000 of which $5,822,734 has been advanced as of March 31, 2009, loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of 3.8%, due April 1, 2011.	5,822,734	-
Long-term debt	7,777,685	2,049,951
less current portion	24,525	-
Total long-term debt	$ 7,753,160	$ 2,049,951
Total short-term and long-term debt	$ 13,053,172	$ 4,907,952

(7) Short-term and long-term debt (continued)

The following summarizes future cash payment obligations: Years Ending December 31,

	2009	$5,300,012
	2010	775,678
	2011	5,849,882
	2012	28,563
	2013	30,050
	Thereafter	1,068,987

	Total short-term and long-term debt obligations	$13,053,172
(8)	Operating and capital leases

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

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at March 31, 2009 and December 31, 2008. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $153,401 and $139,271 at March 31, 2009 and December 31, 2008, respectively. Future required payments at March 31, 2009, under these leases is as follows:

Years Ending December 31,	Capital Leases
2009	41,877
2010	42,261
2011	26,364
Thereafter	-
Total minimum obligations	110,502
Less amounts representing interest	13,650
Present value of net minimum obligations	96,852
Less current portion	43,137
Long-term portion	$53,715

(9) Commitments and Contingencies

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

On July 15, 2008, Platinum Studios, Inc. purchased Wowio, LLC an on-line distributor of e-books. Under the terms of the Agreement the Company acquired from the Members of Wowio, LLC 100% of the membership interests of WOWIO for a total purchase price of $3,150,000 payable in shares of common stock of the Company. Under the terms of the Agreement, the number of shares of Common Stock issued on a particular payment date will be calculated by dividing one third of the purchase price by the average closing trading price of a share of the Common Stock for the five trading days immediately prior to such payment date, with a minimum price of $0.15 per share. On July 16, 2008, 7,000,000 shares were issued to the former members of Wowio, LLC representing one third of the total purchase price. One-third of the shares were issued on the three-month anniversary of the closing date and one-third of the shares were issued during the three months ended March 31, 2009.

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

(9) Commitments and Contingencies (continued)

The purchase of Wowio, LLC resulted in the recording of $2,499,380 in goodwill. At December 31, 2008 it was determined that this asset was fully impaired and the full amount was expensed.

As of March 31, 2009, fourteen unsecured short term notes totaling $946,997 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

(10) Long Distance Films, Inc. and Dead of Night Productions

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

On October 24, 2008 the Company Created Dead of Night Productions, LLC and Dead of Night Investments, LLC in order to facilitate the production of the film “Dead of Night”. Dead of Night Productions, LLC and Dead of Night Investments, LLC are wholly-owned subsidiaries of Long Distance Films, Inc.

(11) Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007.

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

For the three months ended March 31, 2009, Scott Mitchell Rosenberg loaned the company an additional $287,267 to help fund operations.

(11) Related party transactions (continued)

For the three months ended March 31, 2009, the Company repaid $9,175 in loans and interest on loans provided by Brian Altounian.

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

A Private Placement Memorandum was issued on February 2, 2009, offering up to 30,000,000 shares of common stock, $0.0001 par value per share, for sale to Accredited Investors (as defined in the memorandum), at a price of $0.05 per share on a “best efforts” basis, for a total offering price to investors of $1,500,000. The proceeds of the offering were used for property acquisitions, marketing and general and administrative expenses. The offering is planned to close on June 20, 2009. As of March 31, 2009 the Company has sold 1,200,000 shares resulting in proceeds of $60,000.

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

(12) Stockholders equity (continued)

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of March 31, 2009, the Company granted stock options to purchase up to an aggregate of 37,172,296 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

Of the stock options granted, the following were granted to executive officers

Brian Altounian	7,965,000 options
Helene Pretsky	6,000,000 options

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian	5,250,000 shares
Helene Pretsky	2,000,000 shares

(13) Stock Compensation

Warrants and options outstanding at March 31, 2009 are summarized as follows:

As of March 31, 2009, no options have been exercised.

(14) Income taxes

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

(14) Income taxes (continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at March 31, 2009 and December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not filed a tax return for the years ended December 31, 2008, 2007 and 2006.

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

(15) Subsequent events

On April 2, 2009 the Company issued 1,380,000 shares of common stock for payment of accounts. The fair value of the shares total $96,600.

On April 13, 2009 the Company issued 108,482 shares of common stock for payment of accounts. The fair value of the shares total $6,509.

On April 28, 2009 the Company issued 47,916 shares of common stock for payment of accounts. The fair value of the shares total $2,396.

On May 11, 2009 the Company received $300,000 of the $400,000 loan from Scott Rosenberg described in form 8K filed May 12, 2009.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three months ended March 31, 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

NET REVENUE (UNAUDITED)

Net revenue for the three months ended March 31, 2009 was $71,186 compared to $179,382 for the three ended March 31, 2008. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The revenues for the three months ended March 31, 2009 represented $37,425 in licensing revenue from one customer, $7,500 in option revenue from one customer and $24,571 in on-line advertising revenue compared to $100,000 in option fee revenue from one customer for the same three month period in 2008.

EXPENSES (UNAUDITED)

Cost of revenues

For the three months ended March 31, 2009 cost of revenues were $137,770 compared to $67,573 for the three ended March 31, 2008. The increase is primarily due to royalty fees accrued in the first quarter of 2009 for the production of the film “Dead of Night”.

Operating expenses

Operating expenses decreased $526,968 or 49% for the three months ended March 31, 2009 to $555,660 as compared to $1,082,628 for the three months ended March 31, 2008. The decrease was primarily due to decreased payroll and contractor costs partially offset by additional overhead costs due to the addition of Wowio, LLC.

Research and development

Research and development costs decreased $174,631 or 82% for the three months ended March 31, 2009 to $37,922 as compared to $212,553 for the three months ended March 31, 2008. The decrease was necessary due to cash flow constraints.

Stock option expense

Stock option expense for the three months ended March 31, 2009 was $100,947 compared to $3,376,692 for the same period in 2008. This expense was due to the granting of options as part of the employee incentive plan during the three months ended March 31, 2008. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the first quarter of 2008. Expense for the three months ended March 31, 2009 represents additional vesting of options granted in 2008. No additional options were granted during the three months ended March 31, 2009.

Depreciation and amortization

For the three ended March 31, 2009 depreciation and amortization was $46,988 compared to $44,339 for the three months ended March 31, 2008.

Gain on settlement of debt

The company recorded a gain on settlement of debt of $512,610 for the three months ended March 31, 2009. This gain was primarily due to the final payment due Wowio former partners. This transaction was paid in stock.

As a result of the foregoing, the Company had a net loss of $379,438 for the three months ended March 31, 2009 compared to a net loss of $4,659,597 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the three months ended March 31, 2009 was $3,316,397, primarily due to the production of the film ”Dead of Night”.

Net cash used by investing activities was $4,918,156 for the three months ended March 31, 2009.

Net cash provided by financing activities was $8,200,366 for the three months ended March 31, 2009, primarily attributed to financing secured for the production of the film “Dead of Night”.

At March 31, 2009 the Company had cash balances of $7,836 and restricted cash balances of $2,596,721. Restricted cash will be used in the production of the film “Dead of Night”. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2009, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $21,089,516 as of March 31, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three months ended March 31, 2009 advertising expenses were $0. For the three ended March 31, 2008 advertising expenses were $42,189.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three months ended March 31, 2009 research and development expenses were $37,922. For the three and nine months ended March 31, 2008 research and development expenses were $212,553.

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

     In addition to the material weaknesses previously disclosed in the Registrant’s Form 10-K filed on April 15, 2009, the Company did not maintain effective controls over cash and accounts payable transactions. In response to the identified material weaknesses the Company intends to better enforce its processes and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Michael Tierney v. Platinum. A former employee of the Company has filed a suit against the Company claiming, among other things, wrongful termination, fraudulent inducement, defamation, violation of California Labor Code. No specific damages have been pleaded. This former employee was terminated for cause as a result of grossly negligent/intentional misrepresentation of contractual relations with third parties in marketing materials. The misrepresentations caused the company to lose a potential deal with a particularly well-known comics website. The Company believes this case is without merit and intends to vigorously defend these claims.

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

     Doubleclick, Inc. v. Platinum. On February 19, 2009, a lawsuit was filed by Doubleclick, Inc. against the Company in the Supreme Court of the State of New York. The claim is basically a breach of contract claim. The contract at issue was a three-year agreement to provide ad serving services, requiring a minimum $3,500/month payment with no termination clause. The employee who executed the agreement without having counsel review it is no longer with the Company. Between February and June 2008, the Company attempted to negotiate an “out” without luck. The service was far too expensive and the Company could no longer afford it and stopped using it around June/July 2008. Doubleclick is seeking approximately $118,000, plus interest and late fees for the balance of the contract. The Company has engaged outside counsel, Jeffrey Reina with the law firm of LIPSITZ GREEN SCIME CAMBRIA LLP in Buffalo, NY to handle this matter. The Company intends to answer the complaint and then aggressively pursue a settlement with Doubleclick

     Paul Franz v. WOWIO, LLC and Platinum. A lawsuit was filed against WOWIO and the Company by Paul Franz, a former consultant to WOWIO, asserting that WOWIO had breached its payment obligations under a consulting agreement. The complaint has not yet been served on the Company. The Company recognizes there may be some risk on this case and is aggressively going to attempt to resolve this matter. The potential exposure in this matter is close to the amount demanded, however efforts will be made to settle for only a portion of those monies.

     With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2009, the Company sold 1,266,667 shares of our common stock, resulting in proceeds to the company of $60,000.

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

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 20, 2009.

Platinum Studios, Inc.

By: /s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By: /s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer
& Principal Financial and Accounting
Officer