Form 10-Q
period 2009-06-30
Platinum Studios, Inc.
filed 2009-08-19
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes † No '

The number of shares of registrant’s common stock outstanding, as August 13, 2009 was 268,199,033.

PLATINUM STUDIOS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited) 1

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4: CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

ITEM 1A : RISK FACTORS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 5 OTHER INFORMATION

ITEM 6: EXHIBITS

SIGNATURES

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS		
Current assets:		
Cash and cash equivalents	$ 71,385	$ 42,023
Restricted cash - short term	784,660	-
Accounts receivable, net	18,258	8,812
Prepaid expenses	86,154	78,777
Other current assets	531	881
Total current assets	960,988	130,493
Property and equipment, net	153,556	197,540
Film development costs	12,854,448	-
Web sites	40,000	40,000
Character rights, net	91,304	136,956
Deposits and other	409,913	42,618
Total assets	$ 14,510,209	$ 547,607
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable	$ 1,083,618	$ 1,213,686
Accrued expenses and other current liabilities	1,508,842	1,969,607
Deferred revenue	66,667	-
Short term notes payable	3,121,279	1,091,092
Due former Wowio partners, payable in common stock	-	1,050,000
Related party payable	15,653	206,231
Related party notes payable, net	3,043,451	1,766,909
Accrued interest - related party notes payable	39,610	118,846
Warrant derivative liability	934,000	-
Capital leases payable, current	42,782	54,873
Total current liabilities	9,855,902	7,471,244
Long term related party notes	-	2,049,951
Long term notes payable	11,415,898	-
Capital leases payable, non-current	41,580	60,033
Total liabilities	21,313,380	9,581,228
Common stock, $.0001 par value; 500,000,000 shares authorized; 267,974,333 and 255,819,266 issued and outstanding, respectively	26,797	25,582
Additional paid in capital	14,962,614	11,650,875
Accumulated deficit	(21,792,582)	(20,710,078)
Total shareholders' deficit	(6,803,171)	(9,033,621)
Total liabilities and shareholders' deficit	$ 14,510,209	$ 547,607

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	
	2009	2008	2009	2008
Net revenue	$ 86,523	$ 376,885	$ 156,091	$ 556,267
Costs and expenses:				
Cost of revenues (excluding depreciation expense)	10,000	136,265	10,000	203,838
Operating expenses	495,583	1,221,114	1,036,771	2,303,742
Research and development	47,126	145,674	85,048	358,227
Stock option expense	-	6,653	100,947	3,383,345
Depreciation and amortization	38,403	43,122	81,395	87,461
Total costs and expenses	591,112	1,552,828	1,314,161	6,336,613
Operating loss	(504,589)	(1,175,943)	(1,158,070)	(5,780,346)
Other income (expense):				
Other income	-	-	-	182
Gain (loss) on disposition of assets	-	-	-	100
Gain (loss) on settlement of debt	(30,642)	-	481,968	37,334
Interest expense	(267,470)	(100,159)	(349,298)	(192,969)
Bad debt expense	(4,750)	(75,000)	(4,750)	(75,000)
Total other income (expense):	(302,862)	(175,159)	127,920	(230,353)
Income (loss) before provision for income taxes	(807,451)	(1,351,102)	(1,030,150)	(6,010,699)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(807,451)	(1,351,102)	(1,030,150)	(6,010,699)
Loss from discontinued operations	(20,614)	-	(52,354)	-
Net income (loss)	$ (828,065)	$ (1,351,102)	$ (1,082,504)	$ (6,010,699)
Basic and diluted loss per share:				
Loss from continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)
Loss from discontinued operations	(0.00)	-	(0.00)	-
Net loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)
Basic and diluted weighted average shares	267,823,934	219,728,104	263,625,904	215,003,172

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities		
Net loss	$ (1,082,504)	$ (6,010,699)
Adjustments to reconcile net loss to net cash from operating activities:		
Depreciation	37,702	41,809
Amortization	45,652	45,652
(Gain) loss on settlement of debt	(481,968)	(37,334)
Equity instruments issued for services	175,101	3,400,220
Amortization of debt discount	156,560	-
Decrease (increase) in operating assets:		
Restricted cash - short term	(784,660)	-
Accounts receivable	(9,446)	(173,581)
Other receivable	-	20,000
Inventories	-	59,528
Prepaid expenses and other current assets	(374,322)	(34,009)
Increase (decrease) in operating liabilities:		
Accounts payable and related party payables	96,056	677,966
Bank overdraft	-	(89,665)
Accrued expenses	402,242	533,668
Accrued interest	51,974	102,913
Deferred revenue	66,667	(89,525)
Net cash flows used in operating activities	(1,700,946)	(1,553,057)
Cash flows from investing activities		
Investment in property and equipment	(2,956)	(4,618)
Purchase of intellectual property	-	(2,500)
Investment in film development costs	(12,854,448)	-
Net cash flows used in investing activities	(12,857,404)	(7,118)
Cash flows from financing activities		
Proceeds from non-related loans	13,965,898	452,016
Proceeds from related party loans	1,103,534	97,297
Payments on non-related party loans	(22,313)	(65,000)
Payments on related party loans	(514,809)	(181,294)
Payments on capital leases	(9,598)	(41,451)
Issuance of common stock, net of offering costs	65,000	1,413,121
Net cash flows provided by financing activities	14,587,712	1,674,689
Net increase in cash	29,362	114,514
Cash, at beginning of year	42,023	4,445
Cash, at end of period	$ $71,385	$ $118,959
Supplemental disclosure of cash flow information:		
Cash paid for interest	$ 48,986	$ 116,360
Cash paid for taxes	$ -	$ -
Equity instrument issued for debt discount	$ 1,649,000	$ -
Warrant liability	$ 934,000	$ -
Non-cash financing activities related to the acquisition and sale of Wowio, LLC	$ 1,625,804	$ -
Stock issued as payments of notes payable, accounts payable and accrued interest	$ 731,145	$ 166,092

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

(3) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $21,792,582 as of June 30, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the six months ended June 30, 2009 and 2008. The Company’s allowance for doubtful accounts was $0 as of June 30, 2009 and December 31, 2008.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. During the three six months ended June 30, 2009 and 2008, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three and six months ended June 30, 2009, one customer represented approximately 92% of total revenues. For the three months ended June 30, 2008, three customers represented approximately 66%, 13% and 11% of total revenues, respectively. For the six months ended June 30, 2008, four customers represented approximately 45%, 18%, 14% and 9% of total revenues, respectively.

Derivative Instruments – Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The Company may prepay the notes at any time. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687.50 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default.

(4) Summary of significant accounting policies (continued)

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $156,560 increase to interest expense for the three and six months ended June 30, 2009.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company’s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company’s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.04 -$0.042, expected volatility 115.6% - 116.2%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.2% - 3.56%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability will be re-valued at each reporting date with changes in value being recognized as part of current earnings.

Depreciation - Depreciation is computed on the straight-line method over the following estimated useful lives:

(4) Summary of significant accounting policies (continued)

Character development costs - Character development costs consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright. These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property. If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized. During the three and six months ended June 30, 2009 no character costs were capitalized.

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2009 advertising expenses were $0. For the three and six months ended June 30, 2008 advertising expenses were $11,935 and $47,510, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2009 research and development expenses were $47,126 and $85,048, respectively. For the three and six months ended June 30, 2008 research and development expenses were $145,674 and $358,227, respectively.

Income taxes – The Company has accounted for income taxes using the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company was subject to an annual minimum tax of $800.

(4) Summary of significant accounting policies (continued)

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

(7) Short-term and long-term debt

Short-term debt	June 30, 2009 (Unaudited)	December 31, 2008
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	$ 25,282	$ 78,173
Loan payable to officer - uncollateralized; payable in monthly installments of principal and interest at varying rates. At June 30, 2009 and December 31, 2008, the interest rates were 0% and 27.17%, respectively. Due upon demand.	-	429,856
Loan payable to officer - uncollateralized; interest only at 5%. Due upon demand.	1,405	1,405
Loan payable to 3rd party - uncollateralized; payable in annual installments of interest only at 6%. Due upon demand	-	17,498
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	100,000	100,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	24,573	28,888
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	25,000	25,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	50,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	236,926	236,926
Bank line of credit - uncollateralized; payable in monthly installments of interest only at 7.5%.	50,000	50,000

(7) Short-term and long-term debt (continued)

Short-term debt	June 30, 2009 (Unaudited)	December 31, 2008
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 5%. Due upon demand.	25,000	25,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	10,000	10,000
Loan payable to 3rd party - uncollateralized; bearing interest of $10,000. Due upon demand.	-	50,000
Loan payable to officer - uncollateralized; principal includes interest accrued at variable interest rates. At June 30, 2009 and December 31, 2008 the interest rate was 5.0%. The loans are due on demand.	215,282	1,257,475
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	10,000	10,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	25,000
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due August 25, 2009.	89,780	89,780
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	35,500
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	37,500
Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	-	300,000

(7) Short-term and long-term debt (continued)

Short-term debt	June 30, 2009 (Unaudited)	December 31, 2008
Loan payable to officer - payable in monthly installments of $25,000 per month. The interest rates is 8.00%. Balance due May 6, 2010.	2,400,000	-
Loan payable to officer - The interest rates is 8.00%. Balance plus accrued interest is due June 3, 2010.	1,125,000	-
Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rates is 8.00%. Balance due June 3, 2010.	544,826	-
Loan payable to officer - The interest rates is 8.00%. Balance plus accrued interest is due June 3, 2010.	225,000	-
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	2,550,000	-
Total short-term debt	7,658,074	2,858,001
less: debt discounts	1,493,344	
less: related party notes payable, net of discounts	3,043,451	1,766,909
Total short-term notes payable	$ 3,121,279	$ 1,091,092
Long-term debt		
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At June 30, 2009 and December 31, 2008, the interest rates were 4.90%. Due June 30, 2010.	$ -	$ 749,874
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At December 31, 2008 the interest rates was 5.09%.	-	1,300,077
Standard Chartered Bank note payable of $13,365,000 of which $11,415,898 has been advanced as of June 30, 2009, loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of 3.8%, due April 1, 2011.	11,415,898	-
Long-term debt	11,415,898	2,049,951
less current portion	-	-
Total long-term debt	$ 11,415,898	$ 2,049,951
Total short-term and long-term debt	$ 19,073,972	$ 4,907,952

(7) Short-term and long-term debt (continued)

(8) Operating and capital leases

The Company has entered into operating leases having expiration dates through 2011 for real estate and various equipment needs, including office facilities, computers, office equipment and a vehicle.

On July 10, 2006, the Company entered into an operating agreement for the lease of real property located in Los Angeles, California. The agreement has a five year term, commencing September 1, 2006 and ending August 31, 2011. The Company is currently in default of its lease agreement and is negotiating new lease terms.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at June 30, 2009 and December 31, 2008. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $163,477 and $139,271 at June 30, 2009 and December 31, 2008, respectively. Future required payments at June 30, 2009, under these leases is as follows:

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

Wowio, LLC, is a leading online source for downloading digital books and comics. This acquisition was intended to continue the expansion of Platinum Studios’ global digital media distribution strategy.

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

On June 30, 2009 the Company sold Wowio,LLC to related parties for the assumption of an aggregate of $1,636,064 in debt owed by the Company and an additional $1,513,936 to be paid via a royalty of 20% of gross revenues generated by Wowio Penn, its successors and assigns, after which the royalty rate would decrease to 10%, and remain at 10% in perpetuity. See note 15, discontinued operations, for discussion of the impact of the sale on current operations.

As of June 30, 2009, eight unsecured short term notes totaling $571,279 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

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

As of June 30, 2009, Dead of Night Productions, LLC has incurred $12,854,448 in film development costs for the film “Dead of Night”. These costs have been paid through related debt financing which has a balance of $13,965,898 at June 30, 2009.

(11) Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007.

(11) Related party transactions (continued)

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

For the six months ended June 30, 2009, Scott Mitchell Rosenberg loaned the company an additional $1,103,534 to help fund operations.

For the six months ended June 30, 2009, the Company repaid $71,675 in loans and interest on loans provided by Brian Altounian.

The Company entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The Company may prepay the notes at any time. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a

(11) Related party transactions (continued)

holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687.50 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $156,560 increase to interest expense for the three and six months ended June 30, 2009.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company’s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company’s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

(11) Related party transactions (continued)

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.04 -$0.042, expected volatility 115.6% - 116.2%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.2% - 3.56%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability will be re-valued at each reporting date with changes in value being recognized as part of current earnings.

(12) Stockholders equity

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

A Private Placement Memorandum was issued on February 2, 2009, offering up to 30,000,000 shares of common stock, $0.0001 par value per share, for sale to Accredited Investors (as defined in the memorandum), at a price of $0.05 per share on a “best efforts” basis, for a total offering price to investors of $1,500,000. The proceeds of the offering were used for property acquisitions, marketing and general and administrative expenses. The offering closed on June 20, 2009. As of June 30, 2009 the Company has sold 1,300,000 shares resulting in proceeds of $65,000.

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of June 30, 2009, the Company granted stock options to purchase up to an aggregate of 37,172,296 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

(12) Stockholders equity (continued)

Of the stock options granted, the following were granted to executive officers

Brian Altounian	7,965,000 options
Helene Pretsky	6,000,000 options

Of the restricted stock issued, the following were issued to executive officers:

Brian Altounian	5,250,000 shares
Helene Pretsky	2,000,000 shares

(13) Stock Compensation

Warrants and options outstanding at June 30, 2009 are summarized as follows:

(14) Income taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at June 30, 2009 and December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

(15) Discontinued Operations

On June 30, 2009 the Company sold Wowio,LLC to related parties for the assumption of an aggregate of $1,636,064 in debt owed by the Company and an additional $1,513,936 to be paid via a royalty of 20% of gross revenues generated by Wowio Penn, its successors and assigns, after which the royalty rate would decrease to 10%, and remain at 10% in perpetuity. The sale of Wowio resulted in a decrease in the Company’s debt and has allowed management to focus on the Company’s core comic business. The company considers Wowio LLC’s results of operations to be immaterial to the Company’s overall performance and does not expect the sale to have a material effect on operations. Below are Wowio, LLC’s results of operations for the three and six months ended June 30, 2009:

(16) Subsequent events

In May 2009, the FASB issued SFAS No. 165, “ Subsequent Events ”, (“SFAS 165”). SFAS 165 is effective for financial statements ending after June 15, 2009, and we adopted SFAS 165 during the three months ended June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through August 19, 2009, the date of issuance of our financial statements in this Form 10-Q.

On July 21, 2009 the Company issued 224,700 shares of common stock for payment of services. The fair value of the shares total $10,700.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and six months ended June 30 , 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

NET REVENUE (UNAUDITED)

Net revenue for the three and six months ended June 30, 2009 was $86,523 and $156,091, respectively compared to $376,885 and $556,267 for the three and six months ended June 30, 2008, respectively. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The revenues for the three and six months ended June 30, 2009 primarily represented purchased rights revenue from two customers. The revenues for the three months ended June 30, 2008 represented $297,695 in purchased rights revenue from two customers. The revenues for the six months ended June 30, 2008 represented $397,695 in purchased rights revenue from three customers.

Cost of revenues

For the three and six months ended June 30, 2009 cost of revenues were $10,000 compared to $136,265 and $203,838 for the three and six months ended June 30, 2008. The decrease is primarily due royalty fees paid in the third quarter of 2008 combined with the elimination of printed comics due to cash conservation initiatives.

Operating expenses

Operating expenses decreased $725,531 or 59% for the three months ended June 30, 2009 to $495,583, as compared to $1,221,114 for the three months ended June 30, 2008. The decrease was primarily due to decreased payroll and contractor costs. Operating expenses decreased $1,266,471 or 55% for the six months ended June 30, 2009 to $1,036,771, as compared to $2,303,742 for the six months ended June 30, 2008.The decrease was due to decreases in advertising costs, accounting fees, payroll and contractor costs as the Company has worked to stream line its business model to conserve cash while being able to make necessary expenditures to ensure the growth of the Company.

Research and development

Research and development costs decreased $98,548 or 68% for the three months ended June 30, 2009 to $47,126 as compared to $145,674 for the three months ended September 30, 2008. The decrease was primarily due to decreased artwork expense, salary expense and consulting fees. Research and development costs decreased $273,179 or 76% for the six months ended June 30, 2009 to $85,048 as compared to $358,227 for the six months ended June 30, 2008. The decrease was primarily due to decreased artwork expense, consulting fees and legal fees.

Stock option expense

Stock option expense for the three months ended June 30, 2009 was $0 compared to $6,653 for the same period in 2008. Stock option expense for the six months ended June 30, 2009 was $100,947 compared to $3,383,345 for the same period in 2008. This expense was due to the granting of options as part of the employee incentive plan. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the first quarter of 2008. The Company does not anticipate additional expense of this magnitude in future quarters.

Depreciation and amortization

For the three and six months ended June 30, 2009 depreciation and amortization was $38,403 and $81,395, respectively, compared to $43,122 and $87,461 for the three and six months ended June 30, 2008.

Gain on settlement of debt

The company recorded a gain on settlement of debt of $481,968 for the six months ended June 30, 2009 and a loss on settlement of debt three months ended June 30, 2009 of $30,642. This net gain was primarily due to the final payment due Wowio former partners, partially offset by losses incurred in the settlement of accounts payable and notes payable through the issuance of common stock.

As a result of the foregoing, the net loss decreased by $543,651 for the three months ended June 30, 2009 to $807,451 and decreased by $4,928,195 for the six months ended June 30, 2009 to $1,082,504 as compared to the same periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the six months ended June 30, 2009 was $1,700,946.

Net cash used by investing activities was $12,857,404 for the three months ended June 30, 2009, primarily due to the production of the film ”Dead of Night”.

Net cash provided by financing activities was $14,587,712 for the six months ended June 30, 2009, primarily attributed to financing secured for the production of the film “Dead of Night”.

At June 30, 2009 the Company had cash balances of $71,385 and restricted cash balances of $784,660. Restricted cash will be used in the production of the film “Dead of Night”. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2009, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

     We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the six months ended June 30, 2009 or in the years ended December 31, 2008, 2007 and 2006.

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

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $21,792,582 as of June 30, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2009 advertising expenses were $0. For the three and six ended June 30, 2008 advertising expenses were $11,935 and $47,510, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2009 research and development expenses were $47,126 and $85,048, respectively. For the three and six months ended June 30, 2008 research and development expenses were $145,674 and 358,227, respectively.

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

DERIVATIVE INSTRUMENTS. Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The Company may prepay the notes at any time. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687.50 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $156,560 increase to interest expense for the three and six months ended June 30, 2009.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company’s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company’s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.04 - $0.042, expected volatility 115.6% - 116.2%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.2% - 3.56%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability will be re-valued at each reporting date with changes in value being recognized as part of current earnings.

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

     Transcontinental Printing v. Platinum. The Company has received several demand letters from Transcontinental Printing, demanding payment for an outstanding invoice in the amount $111,567.85. The company has tried to enter into some settlement with this vendor but to no avail as of yet. On July 2, 2009, Transcontinental filed suit against the Company for payment on the invoice in the Superior court of California. The company will continue to aggressively pursue a settlement with this vendor to try and avoid proceeding with the lawsuit. The lawsuit is being handled on behalf of the Company by Dieterich & Mazerei LP..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2009, the Company sold 1,300,000 shares of our common stock, resulting in proceeds to the company of $65,000.

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

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 19, 2009.

Platinum Studios, Inc.

By: /s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By: /s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer
& Principal Financial and Accounting
Officer