Form 10-Q
period 2009-09-30
Platinum Studios, Inc.
filed 2009-11-23
CIK 1410132

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
SIGNATURES

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)		December 31, 2008	
ASSETS				
Current assets:				
Cash and cash equivalents	$	40,171	$	42,023
Restricted cash		492,694		-
Accounts receivable, net		20,514		8,812
Prepaid expenses		81,814		78,777
Other current assets		531		881
Total current assets		635,724		130,493
Property and equipment, net		140,404		197,540
Film development costs		13,612,242		-
Web sites		40,000		40,000
Character rights, net		68,478		136,956
Deposits and other		298,118		42,618
Total assets	$	14,794,966	$	547,607
LIABILITIES AND STOCKHOLDERS' DEFICIT				
Current liabilities:				
Accounts payable	$	1,187,617	$	1,213,686
Accrued expenses and other current liabilities		1,348,830		1,969,607
Deferred revenue		59,792		-
Short term notes payable		3,413,063		1,091,092
Due former Wowio partners, payable in common stock		-		1,050,000
Related party payable		-		206,231
Related party notes payable, net		3,375,901		1,766,909
Accrued interest - related party notes payable		158,447		118,846
Warrant derivative liability		2,144,000		-
Capital leases payable, current		62,193		54,873
Total current liabilities		11,749,843		7,471,244
Long term related party notes		-		2,049,951
Long term notes payable		11,840,341		-
Capital leases payable, non-current		17,209		60,033
Total liabilities		23,607,393		9,581,228
Common stock, $.0001 par value; 500,000,000 shares authorized; 270,615,629 and 255,819,266 issued and outstanding, respectively		27,062		25,582
Additional paid in capital		15,115,450		11,650,875
Accumulated deficit		(23,954,939)		(20,710,078)
Total shareholders' deficit		(8,812,427)		(9,033,621)
Total liabilities and shareholders' deficit	$	14,794,966	$	547,607

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	
	2009	2008	2009	2008
Net revenue	$ 66,159	$ 167,983	$ 222,250	$ 724,250
Costs and expenses:				
Cost of revenues (excluding depreciation expense)	22	106,866	10,022	310,704
Operating expenses	373,695	1,014,120	1,410,466	3,317,862
Research and development	54,748	109,851	139,796	468,078
Stock option expense	-	-	100,947	3,383,345
Depreciation and amortization	35,977	48,379	117,372	135,840
Total costs and expenses	464,442	1,279,216	1,778,603	7,615,829
Operating loss	(398,283)	(1,111,233)	(1,556,353)	(6,891,579)
Other income (expense):				
Other income	-	-	-	181
Gain on disposition of assets	-	-	-	100
Gain (loss) on settlement of debt	(28,517)	(27,407)	453,451	9,928
Loss on valuation of derivative liability	(1,210,000)	-	(1,210,000)	-
Interest expense	(525,557)	(100,192)	(874,855)	(293,161)
Bad debt expense	-	(9,210)	(4,750)	(84,210)
Total other income (expense):	(1,764,074)	(136,809)	(1,636,154)	(367,162)
Loss before provision for income taxes	(2,162,357)	(1,248,042)	(3,192,507)	(7,258,741)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(2,162,357)	(1,248,042)	(3,192,507)	(7,258,741)
Loss from discontinued operations	-	-	(52,354)	-
Net loss	$ (2,162,357)	$ (1,248,042)	$ (3,244,861)	$ (7,258,741)
Basic and diluted loss per share:				
Loss from continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.03)
Loss from discontinued operations	(0.00)	-	(0.00)	-
Net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.03)
Basic and diluted weighted average shares	268,318,558	231,566,279	265,010,009	224,926,056

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities		
Net loss	$ (3,244,861)	$ (7,258,741)
Adjustments to reconcile net loss to net cash from operating activities:		
Depreciation	50,854	28,556
Amortization	68,478	68,478
Gain on settlement of debt	(453,451)	(9,928)
Equity instruments issued for services	197,939	4,227,494
Amortization of debt discount	513,444	-
Loss on valuation of derivative liability	1,210,000	-
Decrease (increase) in operating assets:		
Increase in restricted cash	(492,694)	-
Accounts receivable	(11,702)	8,245
Other receivable	-	20,000
Inventories	-	59,528
Prepaid expenses and other current assets	(258,187)	(59,334)
Increase (decrease) in operating liabilities:		
Accounts payable and related party payables	209,402	236,105
Bank overdraft	-	(89,665)
Accrued expenses	534,782	1,081,906
Accrued interest	170,811	111,902
Deferred revenue	59,792	(100,000)
Net cash flows used in operating activities	(1,445,393)	(1,675,454)
Cash flows from investing activities		
Investment in property and equipment	(2,956)	(4,618)
Purchase of intellectual property	-	(2,500)
Investment in film development costs	(13,612,242)	-
Net cash flows used in investing activities	(13,615,198)	(7,118)
Cash flows from financing activities		
Proceeds from non-related loans	14,411,320	462,016
Proceeds from related party loans	1,103,534	180,794
Payments on non-related party loans	(22,313)	(146,879)
Payments on related party loans	(539,243)	(181,294)
Payments on capital leases	(14,559)	(60,195)
Issuance of common stock, net of offering costs	120,000	1,432,512
Net cash flows provided by financing activities	15,058,739	1,686,954
Net increase/(decrease) in cash	(1,852)	4,382
Cash, at beginning of year	42,023	4,445
Cash, at end of period	$ 40,171	$ 8,827
Supplemental disclosure of cash flow information:		
Cash paid for interest	$ 50,113	$ 153,386
Cash paid for taxes	$ -	$ -
Equity instrument issued for debt discount	$ 1,649,000	$ -
Warrant derivative liability	$ 934,000	$ -
Non-cash financing activities related to the acquisition and sale of Wowio, LLC	$ 1,618,355	$ -
Non-cash financing activities related to the conversion of debt	$ -	$ 255,872
Stock issued as payments of notes payable, accounts payable and accrued interest	$ 813,857	$ 671,186

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

(3) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $23,954,939 as of September 30, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Accounts receivable – Trade receivables are carried at original invoice amount. The company does not regularly issue credit to its customers. The Company performs ongoing reviews of its receivables for collectability. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded as income when received. No trade receivables were written off for the nine months ended September 30, 2009 and 2008. The Company’s allowance for doubtful accounts was $0 as of September 30, 2009 and December 31, 2008.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. During the three and nine months ended September 30, 2009 and 2008, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three and nine months ended September 30, 2009, one customer represented approximately 94% of total revenues. For the three months ended September 30, 2008, two customers represented approximately 56% and 14% of total revenues. For the nine months ended September 30, 2008, five customers represented approximately 34%, 27%, 11%, 10% and 4% of total revenues, respectively.

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

(4) Summary of significant accounting policies (continued)

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $513,444 increase to interest expense for the and nine months ended September 30, 2009.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.01 -$0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended September 30, 2009 resulted in a loss of $1,210,000.

Depreciation - Depreciation is computed on the straight-line method over the following estimated useful lives:

Fixed assets	Useful Lives

Furniture and fixtures	7 years
Computer equipment	5 years
Office equipment	5 years

Software	3 years
Leasehold improvements	Shorter of lease term or useful economic life

(4) Summary of significant accounting policies (continued)

Character development costs - Character development costs consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright. These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property. If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized. During the three and nine months ended September 30, 2009 no character costs were capitalized.

If the Company determines there is no determinable market for a property, it is deemed impaired and is written off.

Purchased intangible assets and long-lived assets – Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis. The Company periodically reviews the carrying amounts of intangible assets and property in conformance with the FASB accounting standards codification (ASC) topic 360 (formerly SFAS no. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC topic 360, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset.

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and nine months ended September 30, 2009 advertising expenses were $0. For the three and nine months ended September 30, 2008 advertising expenses were $18,383 and $65,893, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and nine months ended September 30, 2009 research and development expenses were $54,748 and $139,796, respectively. For the three and nine months ended September 30, 2008 research and development expenses were $109,851 and $468,078, respectively.

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

(4) Summary of significant accounting policies (continued)

Net income/(loss) per share – In accordance with ASC topic 205 “Earnings Per Share”, basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture. Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasure stock method, unless the effect is anti-dilutive.

Recently issued accounting pronouncements – In June 2009, the FASB issued guidance under Accounting Standards Codification ("ASC") Topic 105, "Generally Accepted Accounting Principles" (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value". This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

(7) Short-term and long-term debt

(7) Short-term and long-term debt (continued)

(7) Short-term and long-term debt (continued)

Short-term debt	September 30, 2009 (Unaudited)	December 31, 2008
Loan payable to officer - payable in monthly installments of $25,000 per month. The interest rates is 8.00%. Balance due May 6, 2010.	2,400,000	-
Loan payable to officer - The interest rates is 8.00%. Balance plus accrued interest is due June 3, 2010.	1,125,000	-
Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rates is 8.00%. Balance due June 3, 2010.	544,826	-
Loan payable to officer - The interest rates is 8.00%. Balance plus accrued interest is due June 3, 2010.	225,000	-
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	2,550,000	-
Total short-term debt	7,925,424	2,858,001
less: debt discounts	1,136,460	-
less: related party notes payable, net of discounts	3,375,901	1,766,909
Total short-term notes payable	$ 3,413,063	$ 1,091,092
Long-term debt		
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At June 30, 2009 and December 31, 2008, the interest rates were 4.90%. Due June 30, 2010.	$ -	$ 749,874
Loan payable to officer - uncollateralized; payable in monthly installments of interest only at variable interest rates. At December 31, 2008 the interest rates was 5.09%.	-	1,300,077
Standard Chartered Bank note payable of $14,500,000 of which $14,390,341 has been advanced as of September 30, 2009, loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of 3.8%, due April 1, 2011.	11,840,341	-
Long-term debt	11,840,341	2,049,951
less current portion	-	-
Total long-term debt	$ 11,840,341	$ 2,049,951
Total short-term and long-term debt	$ 19,765,765	$ 4,907,952

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

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $273,150 at September 30, 2009 and December 31, 2008. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $172,261 and $139,271 at September 30, 2009 and December 31, 2008, respectively. The Company is currently in default on all of its lease agreements and as a result, all future payments are immediately due. The Company is negotiating new lease terms.

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

As of September 30, 2009, nine unsecured short term notes totaling $777,315 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

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

As of September 30, 2009, Dead of Night Productions, LLC has incurred $13,612,242 in film development costs for the film “Dead of Night”. These costs have been paid through related debt financing which has a balance of $14,390,341 at September 30, 2009.

(11) Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the nine months ended September 30, 2009 and the year ended December 31, 2008.

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

For the nine months ended September 30, 2009, Scott Mitchell Rosenberg loaned the company an additional $1,103,534 to help fund operations.

For the nine months ended September 30, 2009, the Company repaid $71,675 in loans and interest on loans provided by Brian Altounian.

The Company entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

(11) Related party transactions (continued)

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

(11) Related party transactions (continued)

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $513,444 increase to interest expense for the nine months ended September 30, 2009.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.01 -$0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended September 30, 2009 resulted in a loss of $1,210,000.

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

(12) Stockholders equity (continued)

Effective July 12, 2007, the Company obtained board approval of an incentive plan under which equity incentives would be granted to officers, employees, non-employee directors and consultants of the Company. The board further resolved for 45,000,000 shares of the Company’s common stock, $0.0001 par value, be reserved for issuance in accordance with the requirements of this plan. As of September 30, 2009, the Company granted stock options to purchase up to an aggregate of 37,172,296 shares of its common stock to employees and consultants and granted 7,950,000 shares of restricted common stock to employees and consultants.

Of the stock options granted, the following were granted to executive officers

Of the restricted stock issued, the following were issued to executive officers:

(13) Stock Compensation

Warrants and options outstanding at September 30, 2009 are summarized as follows:

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

The Company adopted the provisions of ASC topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Included in the balance at September 30, 2009 and December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

(15) Discontinued Operations

On June 30, 2009 the Company sold Wowio,LLC to related parties for the assumption of an aggregate of $1,636,064 in debt owed by the Company and an additional $1,513,936 to be paid via a royalty of 20% of gross revenues generated by Wowio Penn, its successors and assigns, after which the royalty rate would decrease to 10%, and remain at 10% in perpetuity. The sale of Wowio resulted in a decrease in the Company’s debt and has allowed management to focus on the Company’s core comic business. The Company considers Wowio LLC’s results of operations to be immaterial to the Company’s overall performance and does not expect the sale to have a material effect on operations. Below are Wowio, LLC’s results of operations, all of which has been classified as discontinued operations, for the three and nine months ended September 30, 2009:

(16) Subsequent events

In May 2009, the FASB issued ASC topic 855, “Subsequent Events”, which is effective for financial statements ending after June 15, 2009, and we adopted ASC topic 855 during the three months ended June 30, 2009. ASC topic 855 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through November 23, 2009, the date of issuance of our financial statements in this Form 10-Q.

Subsequent to September 30, 2009 the Company has issued an additional 13,955,000 shares of common stock as part of a private placement resulting cash receipts of $697,750.

On October 8, 2009 the Company issued 300,000 shares of common stock for settlement of accrued salary to Brian Altounian.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and nine months ended September 30 , 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NET REVENUE (UNAUDITED)

Net revenue for the three and nine months ended September 30, 2009 was $66,159 and $222,250, respectively compared to $167,983 and $724,250 for the three and nine months ended September 30, 2008, respectively. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The revenues for the three and nine months ended September 30, 2009 primarily represented purchased rights revenue from one customer. The revenues for the three months ended September 30, 2008 represented $126,018 in purchased rights revenue from two customers. The revenues for the nine months ended September 30, 2008 represented $530,859 in purchased rights revenue from four customers.

Cost of revenues

For the three and nine months ended September 30, 2009 cost of revenues were $22 and $10,022, respectively, compared to $106,866 and $310,704 for the three and nine months ended September 30, 2008. The decrease is primarily due to the elimination of printed comics due to cash conservation initiatives.

Operating expenses

Operating expenses decreased $640,425 or 63% for the three months ended September 30, 2009 to $373,695, as compared to $1,014,120 for the three months ended September 30, 2008. The decrease was primarily due to decreased payroll and contractor costs. Operating expenses decreased $1,907,396 or 57% for the nine months ended September 30, 2009 to $1,410,466, as compared to $3,317,862 for the nine months ended September 30, 2008.The decrease was due to decreases in advertising costs, accounting fees, payroll and contractor costs as the Company has worked to stream line its business model to conserve cash while being able to make necessary expenditures to ensure the growth of the Company.

Research and development

Research and development costs decreased $55,103 or 50% for the three months ended September 30, 2009 to $54,748 as compared to $109,851 for the three months ended September 30, 2008. The decrease was primarily due to decreased artwork expense, salary expense and consulting fees. Research and development costs decreased $328,282 or 70% for the nine months ended September 30, 2009 to $139,796 as compared to $468,078 for the nine months ended September 30, 2008. The decrease was primarily due to decreased artwork expense, consulting fees and legal fees.

Stock option expense

Stock option expense for the three months ended September 30, 2009 and 2008 was $0. Stock option expense for the nine months ended September 30, 2009 was $100,947 compared to $3,383,345 for the same period in 2008. This expense was due to the granting of options as part of the employee incentive plan. The majority of these options vested at the time of the grant, resulting in a significant non-cash expense for the first quarter of 2008. The Company does not anticipate additional expense of this magnitude in future quarters.

Depreciation and amortization

For the three and nine months ended September 30, 2009 depreciation and amortization was $35,977 and $117,372, respectively, compared to $48,379 and $135,840 for the three and nine months ended September 30, 2008.

Gain on settlement of debt

The Company recorded a gain on settlement of debt of $453,451 for the nine months ended September 30, 2009 and a loss on settlement of debt three months ended September 30, 2009 of $28,517. This net gain was primarily due to the final payment to the Wowio former partners through the issuance of common stock, partially offset by losses incurred in the settlement of accounts payable and notes payable through the issuance of common stock.

Loss on derivative liability

The Company recorded a loss on derivative liability of $1,210,000 for the three and nine months ended September 30, 2009. The derivative liability recorded in connection with new debts payable to the Company’s CEO during the three months ended June 30, 2009, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

As a result of the foregoing, the net loss increased by $914,315 for the three months ended September 30, 2009 to $2,162,357 and decreased by $4,013,880 for the nine months ended September 30, 2009 to $3,244,861 as compared to the same periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash used in operations during the nine months ended September 30, 2009 was $1,445,393.

Net cash used by investing activities was $13,615,918 for the nine months ended September 30, 2009, primarily due to the production of the film ”Dead of Night”.

Net cash provided by financing activities was $15,058,739 for the nine months ended September 30, 2009, primarily attributed to financing secured for the production of the film “Dead of Night”.

At September 30, 2009 the Company had cash balances of $40,171 and a restricted cash balance of $492,694. Restricted cash will be used in the production of the film “Dead of Night”. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2009, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

     We are exposed to foreign exchange rate fluctuations as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the nine months ended September 30, 2009 or in the years ended December 31, 2008, 2007 and 2006.

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

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $23,954,939 as of September 30, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS. Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis. The Company periodically reviews the carrying amounts of intangible assets and property in conformance with the ASC topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC topic 360, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset.

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and nine months ended September 30, 2009 advertising expenses were $0. For the three and nine months ended September 30, 2008 advertising expenses were $18,383 and $65,893, respectively.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and nine months ended September 30, 2009 research and development expenses were $54,748 and $139,796, respectively. For the three and nine months ended September 30, 2008 research and development expenses were $109,851 and $468,078, respectively.

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

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $356,884 and $513,444 increase to interest expense for the three and nine months ended September 30, 2009, respectively.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.04 - $0.08, expected volatility 115.6% - 116.2%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.2% - 3.56%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This re-valuation resulted in a loss of $1,210,000 during the three and nine months ended September 30, 2009.

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

     Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinenal Printing, a New York corporation, filed suit against the Company in Superior Court of California, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company denies that it owes Transcontinental any amount and plans to vehemently defend itself against these allegations. This case is currently set to go to trial on March 26, 2010.

     Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.

     Doubleclick, Inc. v. Platinum. On February 19, 2009, a lawsuit was filed by Doubleclick, Inc. against the Company in the Supreme Court of the State of New York. The claim is basically a breach of contract claim. The contract at issue was a three-year agreement to provide ad serving services, requiring a minimum $3,500/month payment with no termination clause. The employee who executed the agreement without having counsel review it is no longer with the Company. Between February and June 2008, the Company attempted to negotiate an “out” without luck. The service was far too expensive and the Company could no longer afford it and stopped using it around June/July 2008. Doubleclick is seeking approximately $118,000, plus interest and late fees for the balance of the contract. The Company has engaged outside counsel, Jeffrey Reina with the law firm of LIPSITZ GREEN SCIME CAMBRIA LLP in Buffalo, NY to handle this matter. On October 18, 2009, the Company entered into a settlement agreement whereby it agreed to pay to Doubleclick the sum of $37,500 no later than February 18, 2010 to settle the lawsuit; pursuant to the settlement agreement, the Company also entered into a Confession of Judgment whereby Judgment shall be entered against the Company for the full amount of the lawsuit of $133,390 in the event the Company does not make full payment of the settlement amount by February 18, 2010. The Company reasonably believes it will be able to make full payment of the settlement amount by such date although there can be no guarantee.

     Paul Franz v. WOWIO, LLC and Platinum. A lawsuit was filed against WOWIO and the Company by Paul Franz, a former consultant to WOWIO, asserting that WOWIO had breached its payment obligations under a consulting agreement. On September 2, 2009, WOWIO, which was no longer owned by the Company as of such date, entered into a Settlement and Release Agreement with Paul Franz, whereby Paul Franz released the Company and WOWIO form all liability and dismissed the lawsuit with prejudice.

     TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company, however, the Company has turned the matter over to Company counsel which will oppose any requests for default, as necessary. The Company will aggressively pursue a settlement of these claims.

     Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees” paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid. The Company Rosenberg denies that Rustemagic is entitled to the amount of money he is seeking. The matter has now been removed to arbitration,

     Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trail and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three months rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company is required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Douglas Emmet has indicated that it will consider negotiating a new lease with the Company prior to January 1, 2010 that would potentially demise some of the Company’s current officer space back to the landlord as well as potentially forgive some of the past due rent. There can be no guarantee that the Company will be able to negotiate such a deal with the landlord and therefore, may be required to find new office space as well as suffer the entry of judgment for the full amount owed under the lease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the nine months ended September 30, 2009, the Company sold 1,300,000 shares of our common stock, resulting in proceeds to the company of $65,000.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 23, 2009.

Platinum Studios, Inc.

By: /s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By: /s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer
& Principal Financial and Accounting
Officer