Form 10-K
period 2009-12-31
Platinum Studios, Inc.
filed 2010-03-31
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2009 was $4,951,137.

The number of shares of registrant’s common stock outstanding, as of March 31, 2010 was 273,457,266.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

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

In July, 2008, the Company acquired Wowio, LLC for 21,000,000 shares of the Company’s common stock. Wowio, LLC, an e-book distribution outlet, was purchased as part of a multi-pronged approach to online content distribution.  As of June 30, 2009, the Company consummated a sale of 100% of its interest in Wowio to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company (“Altounian”), in exchange for a combination of forgiveness of indebtedness to Altounian, assumption of existing Company indebtedness and WOWIO liabilities in an approximate aggregate amount of $1,600,000 as well as an ongoing royalty in 20% of Wowio revenues (reducible to 10% at a certain threshold, in perpetuity).

In December, 2008, the Company purchased Long Distance Films, Inc. (“LDF”) to facilitate the financing and production of the film currently titled “Dead of Night” (the Film”). LDF is the owner of the copyright in the Film and has certain obligation and liabilities with respect to the financing, production and distribution of Film, all of which obligations and liabilities are non-recourse to the Company (except for the Company’s guaranties for residuals required to be given by The Writers’ Guild and the Screen Actors’ Guild).   LDF is a wholly-owned subsidiary of the Company.  No consideration was paid by the Company for the acquisition of LDF.

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

In addition to a broad universe of more than 1,000 characters developed in-house, we also acquired the rights to the characters and storylines of Italian-based, SBE Publishing’s Horror/Sci-Fi Universe and French-based, Hexagon Comics, as well as U.S.-based Top Cow.  We believe that this library gives us an established international audience for our media exploitation plans. In addition to the international exploitation of these properties, there are significant other benefits to our relationships with SBE and Hexagon Comics, including providing us with the advantage of owning all exploitation rights (other than print publishing rights) to content created, without the burden of overhead to run extensive publishing entities, thus providing us with a constant source of new material. As our publishing partners expand their library, our character and story lists expand as well.  Our management believes that our strategy provides numerous synergies, including:

·	Development of individual character franchises by leveraging feature films, television programming, Internet/wireless, licensees, promotional partners, and advertisers.
·	Development and introduction of new characters, planted spin-offs and tie-ins with branded characters.
·	Reduced marketing and promotions costs by cross marketing the characters through different distribution media.
·	Interactive feedback from various affiliated and co-branded online destinations.

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

In addition to creating and acquiring additional comic book and graphic novel content, in 2008 we began to expand into content distribution with our initial focus in the digital arena. In July, 2008, we acquired WOWIO, an e-book distribution outlet, to go along with DrunkDuck.com, our user-generated content creation website, as part of a multi-pronged approach to online content distribution. It was management’s intent to utilize this outlet to distribute digital versions of original properties from the Company’s library as well as other properties from its publishing partners.  The business plan for WOWIO required an infusion of capital; however, due to a number of factors that include 1) a global economic pull-back, impacting all industries, including the online advertising market, and 2) an inherited liability to pay WOWIO publishers royalties for the quarter immediately preceding the Company’s acquisition and subsequent inability to pay off such obligation, the Company was unable to raise such capital and as a result had to cease all marketing, promotional, and sales activity for WOWIO.  The Company kept WOWIO in a maintenance mode for approximately 12 months until it was determined by management to focus its limited resources on its core comic business and as of June 30, 2009, the Company consummated a sale of 100% of its interest in WOWIO to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company (“Altounian”), in exchange for a combination of forgiveness of indebtedness to Altounian, assumption of existing Company indebtedness and WOWIO liabilities in an approximate aggregate amount of $1,600,000 as well as an ongoing royalty in 20% of Wowio revenues (reducible to 10% at a certain threshold, in perpetuity).

Library of Characters

Universe of Characters	Origins	# of Characters
SBE Horror	Europe	422 (ongoing)
Awesome Comics	North America	404
Top Cow Comics	North America	681 (ongoing)
Hexagon Comics	Europe	702
Platinum Studios Macroverse	Worldwide	1,200 (ongoing)
Platinum Studios Acquisitions	Worldwide	1,680 (ongoing)

SBE Horror

This library comprises of the following characters:

·	Characters: 422

Dylan Dog acquired from SBE:  422 characters

Our rights: We have all rights worldwide, not including print and some digital comic publishing rights.  The Company is in negotiations with Bonelli Editore to extend the rights agreement.

Awesome Comics/RIP Media

·	Characters: 404

Our rights: We hold an option to acquire all rights worldwide, not including print comic publishing rights.  The rights are specific to those 404 Awesome Comics characters owned and controlled by RIP Media, Inc.  In some cases, there are some limitations on digital rights.  Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios’ CEO, Scott Mitchell Rosenberg is no longer the Company’s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company.

Top Cow

·	Characters: 681

Our rights: We have all rights worldwide for film and television and for certain ancillary rights based on the audio-video production.  These rights extend to substantially all properties in which Top Cow has the contractual right to grant us.  We also have the right, but not the obligation, to renew the deal extending it to June 30, 2011.  Whether we renew or not, we will continue to have rights on certain projects in development that will run at least one year beyond the renewal decision date, with some potentially running on an ongoing basis should they achieve certain milestones, such as starting production on a film.

Hexagon Library from Mosaic Multimedia

·	Characters: 702

Our rights: We have all rights worldwide, not including print comic publishing rights, contingent on verification of chain-of-title and European legal documentation (on completion of paperwork, Platinum will have a long-term, exclusive option, with provision to buy out all restrictions and third-party approvals). Currently, we have the exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights in perpetuity subject to payment milestones.  The agreement requires the formation of an LLC that is co-owned by Mosaic Multimedia and Platinum Studios with Platinum Studios acting as manager.  The Company will move forward on formation of the LLC when it appears likely that exploitation will occur on one or more of the properties.

Recent Developments

Print Publishing

            Platinum Studios Comics (an imprint of the Company) has published over 50 comic books and graphic novels for distribution thorough traditional domestic channels and is developing international channels for worldwide print distribution.

Digital Publishing

Since the 3rd quarter of 2006, we have launched an online “e-commerce” store to sell merchandise, comic books and other products (store.platinumstudios.com), an online comics site to highlight the printed comics and graphic novels ( www.platinumstudioscomics.com ), a mobile storefront for distribution of digital content ( www.platinumstudiosmobile.com ), a web-comics site to host the digital distribution of our printed comic material and as a resource for independent comics creators to post new material ( www.drunkduck.com ) and we have developed multiple destination sites for individual comic properties. This digital publishing group has also created digital images that consumers can download to their mobile phones and personal computers for wallpapers and screensavers.

Filmed Entertainment

We currently have film and television development deals with several major film producers and several major studios including: Disney (Unique), Universal, Paramount and DreamWorks (Cowboys and Aliens), DreamWorks (Atlantis Rising) and Sony (untitled project).  Cowboys and Aliens production schedule has not been officially set, but it is anticipated by DreamWorks to commence something in the next 12 months if production moves forward.  In 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios-controlled property Dylan Dog: Dead of Night. We closed the financing for this film on February 6, 2009, and we commenced principal photography on February 26, 2009. We are currently in post-production on Dead of Night and, although there is currently no domestic distribution deal in place, the film is guaranteed a minimum 800 screen release in the United States by Australian based Omnilab PTY Ltd.  The Company anticipates the film will be released toward the end of 2010 or in 2011.  We are currently in contract negotiations on our first film from the Top Cow Entertainment comics library, The Witchblade. We hope to be in production on this film in the next 12 -24 months. In February 2009, we announced a development deal with Sony Animation to produce a major animated feature from Platinum’s library of characters and stories. A production schedule has not been set.  Also in 2009, the Company entered into an option agreements with FoxTV for Indestructible Man which is currently in development.

Merchandise/Licensing

As of the date of this Report, we have entered into Dylan Dog licensing agreements with:

Cartiere Paolo Pigna S.p.A. (school supplies)

International Tobacco Agency Srl (lighters)

Fatex de La Ganga palmal (Male Apparel)

Global Watch Industries, S.p.A. (wrist watches)

Infinite Satue Srl. (collectibles)

Edibas Stationery Srl (calendars)

In 2006, we extended our branding philosophy to include our annual “The Comic Book Challenge”, a competition that allows independent creators to pitch original comic book ideas to a panel of live judges.  The winning contestant gets a publishing deal with revenue sharing across all distribution outlets.  In July 2007, we secured sponsorship arrangements with 5 corporations to underwrite the event and expose the Company to a wide, international audience. In subsequent years, we modified the structure of the contest in an attempt to reach the largest comic creator audience possible. The contest has been suspended in 2009 in order to reformat the structure so that the Company can pursue a distribution partner over broadcast or cable television networks.

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

It was also reported in July, 2007 that UK-based sales, production and finance house Intandem is embarking on a “new corporate strategy by acquiring a 5% stake in Los Angeles-based comic book publisher Radical Publishing and sister movie company Blatant Pictures, providing the company with another source of quality commercial product for studios and top distributors.” (“Intandem has Radical idea for content”, Stuart Kemp, Hollywood Reporter, 7/17/07).  These industry announcements all support our contention that comic-books and graphic novel publishing are a viable source for multiple forms of media exploitation.

The 2008 summer releases of comic-based feature films resulted in one of the most successful in US box office history. Between May 1 and August 15, 2008, 5 feature films based on comic books and graphic novels were released, namely Iron Man, The Hulk, Wanted, Hellboy2, and The Dark Knight. Iron Man became the first film in 2008 to earn $300M in US domestic box office and as of February 20, 2009, the film has grossed more than $580M worldwide (Box Office Mojo). The Dark Knight, the most recent in a long line of Batman-based movies, is on track to become one of the highest-grossing feature films of all time and as of February 20, 2009, its total worldwide gross stands at over $1 BILLION. The Dark Knight was the highest grossing movie of 2008 in domestic box office and worldwide. It is also the highest grossing comic book film of all time, beating previous record-holder Spider-Man. Unadjusted for inflation, it is now the second highest grossing film domestically of all time with a total of $533 Million, as of February 20, 2009. This trend supports our contention that comic books and graphic novels continue to be a leading source of original source material from which Hollywood pulls.

Print Publishing

Every project we publish is designed for eventual adaptation to other media, including film and television.  Our core business model focuses on the exploitation of our characters in all media.  We license our characters and stories for domestic and/or international comics publishing.  In some cases, we produce our own publications under the “Platinum Studios Comics” label, but we also have agreements with other publishers and original copyright holders whereby our agreement provides for these parties to continue publishing comic books and generate new characters and stories which are added to our ever-growing library of material.  Under these agreements, the publisher retains the publishing rights and generates ongoing serial publications, maintaining large staffs within their publishing and distribution organizations to achieve these goals.  We benefit tremendously from this relationship as all new characters and story lines generated from new publications are added to our library, without the burden of carrying an entire publishing and distribution staff.  One such example of this arrangement is the Bonelli Publishing library from Italy, which has been producing comic books in printed form for over 50 years.  Popular characters from the Bonelli library include Nathan Never, Legs Weaver and Dylan Dog. Pursuant to our agreement with Bonelli Publishing, characters which they develop are added to our library.

Print Publishing Schedule

Since the successful launch of our inaugural graphic novel, Cowboys & Aliens, in December, 2006, we published over 50 comic books and graphic novels for distribution through traditional domestic channels.  These titles have all been published under the Platinum Studios Comics banner and they are sold directly to comic book stores through the industry’s sole distributor, Diamond Distribution.   The writers and artists of these titles are hired on a work-for-hire basis. In January 2008, we entered into a worldwide publishing agreement deal with HarperCollins for our graphic novel Cowboys & Aliens, currently in feature film development at Dreamworks, and in March 2008, we entered into a publishing agreement with The Random House Publishing Group, a division of Random House, Inc, for our property Unique, currently in feature film development at Disney Studios.

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

As a comic publisher, we have discovered that there is little to no correlation between the sales of printed comics and the revenues generated by the affiliated media properties developed out of the underlying comic material. Men in Black, for example, generated over $1Billion in worldwide box office between two movies but had print sales of less than 5,000 per issue.  Additionally, we have seen that the distribution model for print can be considered fairly restrictive. Diamond Distributors previously raised the sales threshold for all print publishers, eliminating re-orders beyond 60 days, further restricting access to a broader print audience. Finally, the development expense for our print comics has, historically, barely been covered by the subsequent revenues, and in many cases, act as “loss leaders” for the launch of ancillary product streams. With the above considerations, we have reduced our output of print comics to approximately 5 – 10 titles per year, and we will most likely focus our efforts on printing just those titles that have a film, television, or video game development agreement. For the other titles in our library, we will restrict the distribution to a digital outlet such as Drunk Duck.

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

Our Digital Publishing/Online Initiative Division’s mission is to leverage our library of intellectual property across multiple online channels and distribution platforms, and create an online community for fans of comic-based entertainment in all media.  Revenues for this online initiative will be derived from advertising, sponsorship, micro-transactions and intelligently monetized through tie-ins, merchandise and other long-tail strategies.

Online Comics Community - Drunk Duck

In 2006, we acquired Drunk Duck (www.drunkduck.com), an online web comic community boasting over 3,000 strips and 10 million monthly page views. Since the acquisition, we implemented several programming and feature upgrades to enhance the functionality and user-friendly interface of Drunk Duck, including a new section for print publishers to post their printed works online as well.  Today, the number of strips and stories exceeds 12,000 in number and the monthly page views are approximately 10,000,000.  The Company has a three-pronged effort to increase the value of Drunk Duck; namely instituting an aggressive marketing campaign to attract readers, a multi-pronged effort in business development to attract corporate sponsors and advertisers, and an outreach program to attract more webcomic creators.

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

Additionally, through its partnership with EZ Prints, in 2010, the Company will be launching a print-on-demand merchandise store which will allow the creators on Drunk Duck.com to earn revenue directly on their creations, revenue which the Company will share in.

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

Our Drunk Duck portal includes a casual gaming section, with a variety of games featuring characters and story lines from our library.  We are in discussions with leading game developers to “re-skin” an assortment of casual games with our properties (i.e. changing the cosmetic nature of the game characters without changing the underlying software of the program), and we are continuing to evaluate several ways to monetize this product. In the past few years, the dominant business model for targeting the casual games audience was offering free online games that were monetized by advertising and sponsorships. A number of business models have now emerged, including fee-based downloadable games, premium online subscription services, skill-based gaming tournaments, in-game advertising and free game play supported by video advertising and sponsorships.

Online Initiatives

The Company is currently working with third parties as possible co-venturers to create an immersive, online world that expands upon the Company’s library of content and engages audiences through a variety of casual games and exclusive, interactive content.  Revenue from this initiative would be derived from a variety of sources including ad revenue, micro-transactions and purchase of digital content as well as physical merchandise.

Filmed Entertainment:  Feature Films

We are aggressively pursuing a multi-pronged approach to create feature films:

·	Licensing characters and stories to third-party producers and/or affiliated major studios for production
·	Secure outside financing to produce our own individual films or slates of films

Licensing Deals

Some examples of our current projects with major studios based on previously unbranded characters include:

·

Unique (Disney) - Based on a comic book series released in early 2007, Disney acquired the film rights to this project, although development on the project continues, no production schedule has been set.

·

Cowboys & Aliens (Dreamworks/Paramount/Imagine/Universal) – Effective June 2007, Dreamworks optioned our property for development and production for joint distribution through Paramount and Universal with Imagine Entertainment as a producing partner. Following its separation from Paramount, the new Dreamworks is pursuing the development of the project, while Paramount maintains a right to co-finance. Although no official production schedule has been announced, Dreamworks anticipates the film going into production over the next 12 -18 months.  In January, 2010, the Company received an option payment from Dreamworks to retain their development and production rights for an additional 18 months.

·	Atlantis Rising (Dreamworks/Paramount/Imagine/Universal) – In June, 2007, Dreamworks agreed to option our property for development and production.
·

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

We are currently in contract negotiations on our first film from Top Cow comics library, The Witchblade.  We hope to be in production on this film sometime in the next 12 – 24 months.  We are always seeking out opportunity for other slate opportunities such as direct-to-home video slate and genre-specific, low- budget slates.

In January 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios’-controlled property, Dylan Dog: Dead of Night. Funding for the film closed in February 2009, we commenced principal photography on February 26, 2009 and completed principal photography in May, 2009.  We are currently in post-production on Dead of Night and, although there is currently no domestic distribution deal in place, the film is guaranteed a minimum 800-screen release in the United States.  The Company anticipates the film will be released toward the end of 2010 or in 2011.

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

Some examples of our current projects with major studios based on previously unbranded characters include:

Gunplay (Fox21) – Fox Television’s production entity, Fox 21 has agreed to option The Comic Book Challenge 2007 winner for development into a cable television show.

Indestructible Man (Fox21) – In July 2009, Fox21 optioned our original property for development into a cable series.

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

Video Game Licensing

Whenever possible, we have made it a normal course of business to reserve interactive game rights for our properties. When licensing our properties to studios and networks, we negotiate to maintain control of the video game rights or, at the very least, the game rights for the “classic” intellectual property. We will establish publishing and distribution relationships with producers and other industry leaders in the game industry and we will act as creative co-producer to create either console games, handheld device games, online casual games and/or mobile games. In July, 2008, we executed a license, and separate producer, agreement, for the console game for Cowboys & Aliens with Brash Entertainment. Subsequently, Brash filed for cessation of operations and returned the rights back to the Company and we are currently searching for a replacement publishing partner. We are also actively seeking game deals for Atlantis Rising, and Dead of Night, both of which are in development and production, respectively, for feature films.

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

EMPLOYEES

We currently employ 6 full-time and 2 part-time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness or that we will not default on our debt obligations, jeopardizing our business viability.  We are continually at risk of default on obligations to and on behalf of our secured creditors, requiring ongoing funding, on a monthly basis, to avoid these defaults.  Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and without adequate financing or revenue generation, possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The Company has unresolved tax liabilities which may hinder the Company's finances.

The company has unpaid liabilities due to various taxing authorities for employee obligations, which is estimated to be approximately $300,000.  We have entered into payment plans to pay off these liabilities but there can be no guarantee that the Company will be able to continue making such payments.  If the Company defaults on its payment plans, the governmental entities involved might exercise their collection powers, which may be abrupt and immediate, and could possibly levy upon existing accounts of the Company, with no notice or little advance warning.  Additionally, the Company has not yet filed its tax returns for 2006, 2007 and 2008 but intends to do so as soon as practicable; however, the Company does not believe that it actually owes any taxes for these years and, therefore, the failure to file will not have a materially adverse effect on the Company.

WE MAY INCUR LIABILITIES THAT WE MIGHT BE UNABLE TO REPAY IN THE FUTURE

We may incur liabilities with affiliated or unaffiliated lenders.  These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability.  Our current liabilities as of December 31, 2009 were as follows:  accounts payable of $1,324,780, accrued expenses of $1,325,304, short-term notes payable of $12,541,105, related party notes payable of $3,103,973 (plus $182,003 in accrued interest), derivative liabilities of $1,201,000, deferred revenue of $1,681,653 and capital lease obligations of $48,406 for total current liabilities of $21,408,224.   Long-term liabilities, primarily in the form of notes ($11,430,932) were $11,442,559. There is no assurance that we will be able to pay all of our liabilities.  Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits.  Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

THE COMPANY HAS GRANTED A SECURITY INTEREST IN ALL OF ITS ASSETS TO SECURE DEBT FINANCING WHICH THE COMPANY MAY DEFAULT UPON UNLESS SUBSTANTIAL ADDITIONAL FINANCING IS RECEIVED BY THE COMPANY.

In May 2009, the Company entered into an agreement with its CEO, Scott Mitchell Rosenberg, for Mr. Rosenberg to loan the Company $500,000 for a term of one year.  This amount is in addition to the approximately $4 Million previously loaned to the Company by Mr. Rosenberg.  In exchange for the additional loan of funds, Mr. Rosenberg required a security interests in all of the assets of the Company, securing both the repayment of new funds as well as 50% of the pre-existing debt, for a total of $2.4 million in secured debt held by Mr. Rosenberg.  In June, 2009, Mr. Rosenberg loaned the Company an additional $225,000 which was secured by the assets of the Company as well as securing an additional $1,125,000 of the remaining pre-existing debt. The secured debt carries a term of 12 months and requires monthly interest payments as well as certain affirmative and negative financial covenants.  If the Company is unable to raise additional outside funding, whether in the form of equity or debt, the Company may be unable to avoid a default under Mr. Rosenberg’s secured debt, triggering a right for Mr. Rosenberg to foreclose on the assets of the Company to repay all of the secured debt.

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

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 60% of our outstanding common stock. Our Chairman, Scott Rosenberg and President and Chief Operating Officer, Brian Altounian beneficially own approximately 130,240,455 and 22,953,255 shares of our outstanding common stock, respectively. As a result, our principal stockholders, officers and directors, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

·	election of our board of directors;
·	removal of any of our directors;
·	amendment of our certificate of incorporation or bylaws; and
·	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Our business to date has been dependent upon a small number of licensing transactions with major studios and television/cable networks. For the years ended December 31, 2009 and 2008, a very small number of transactions accounted for a disproportionately large percentage of our revenue. As of December 31, 2009, transactions to three customers account for 67% of our revenue.  Three transactions accounted for the revenues from two of the customers and an ongoing licensing from one of our properties accounted for all of the revenues from the third customer.  For the year ended December 31, 2008, three (3) transactions, one to each of three customers accounted for 71% of our revenue.  The loss of or significant reduction in transactions to any of these traditional media outlets could impair our ability to operate profitably and that we may not be able to replace any decline in revenue.

DUE TO OUR HISTORY OF OPERATING LOSSES, OUR AUDITORS ARE UNCERTAIN THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

            Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we had net losses of approximately $3.4 million, $11.2 million and $5.2 million, respectively.  The independent auditors’ report issued in conjunction with the financial statements for the year ended December 31, 2009 contains an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern.  We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the Company may be lost.

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

Companies trading on the Over-The-Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND CONVERIONS OF CONVERTIBLE DEBT MAY HAVE A DILUTIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

To the extent that outstanding stock options and warrants are exercised, or convertible debt is converted into common stock, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise, and holders of convertible debt can be expected to convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

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

ITEM 2.    PROPERTIES.

Our offices are located at 11400 W. Olympic Blvd., Suite 1400, Los Angeles, CA  90064, and consist of approximately 12,400 square feet. We entered into a five year lease for our offices which requires payments of $35,835 per month or minimum annual payments of $127,429 in 2006, $387,383 in 2007, $402,878 in 2008, $418,993 in 2009, $435,753 in 2010 and $298,147 in 2011. Our lease expires on August 31, 2011.  We are currently in arrears in our rent and, on September 21, 2009, the landlord obtained an unlawful detainer judgment against the Company; however, the landlord has expressed a continuing interest on working out an arrangement that allows the Company to remain in the space and, to that end, has entered into a short-term agreement with the Company to forebear on eviction and execution on the judgment while the parties negotiate. For a complete description of this matter, please see the section entitled "Legal Proceedings."

ITEM 3.    LEGAL PROCEEDINGS

Michael Tierney v. Platinum. On or about March 16, 2009, a former employee of the Company filed a suit against the Company in Superior Court of California, County of Los Angeles (Case No. BC409739) alleging, among other things, wrongful termination, fraudulent inducement, defamation, violation of California Labor Code. No specific damages had been pleaded. This former employee was terminated for cause as a result of grossly negligent/intentional misrepresentation of contractual relations with third parties in marketing materials. The misrepresentations caused the company to lose a potential deal with a particularly well-known comics website. On December 8, 2009, the Company attended a court-ordered mediation at which the Company entered into a binding settlement agreement that disposes of the entire case.  Pursuant to the settlement agreement, the Company has agreed to issue an aggregate of 340,000 of restricted stock to plaintiff and plaintiff’s attorney and to pay plaintiff $12,500 due in one year.

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company believes that Transcontinental failed to mitigate damages and, therefore, the amount owed is in dispute,  The Company will diligently pursue a settlement with this plaintiff but there can be no guarantee that such a settlement can be reached. This case is currently set to go to trial on March 26, 2010.

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

Doubleclick, Inc. v. Platinum. On February 19, 2009, a lawsuit was filed by Doubleclick, Inc. against the Company in the Supreme Court of the State of New York. The claim is basically a breach of contract claim. The contract at issue was a three-year agreement to provide ad serving services, requiring a minimum $3,500/month payment with no termination clause. The employee who executed the agreement without having counsel review it is no longer with the Company. Between February and June 2008, the Company attempted to negotiate an “out” without luck. The service was far too expensive and the Company could no longer afford it and stopped using it around June/July 2008. Doubleclick is seeking approximately $118,000, plus interest and late fees for the balance of the contract. The Company has engaged outside counsel, Jeffrey Reina with the law firm of LIPSITZ GREEN SCIME CAMBRIA LLP in Buffalo, NY to handle this matter. On October 18, 2009, the Company entered into a settlement agreement whereby it agreed to pay to Doubleclick the sum of $37,500 no later than February 18, 2010 to settle the lawsuit; pursuant to the settlement agreement, the Company also entered into a Confession of Judgment whereby Judgment shall be entered against the Company for the full amount of the lawsuit of $133,390 in the event the Company does not make full payment of the settlement amount by February 18, 2010.  Doubleclick agreed on an additional reduction of $5,000 in the amount due if paid earlier.  On February 2, 2010, the Company paid Doubleclick $32,500 as payment in full on the settlement.

Paul Franz v. WOWIO, LLC and Platinum. A lawsuit was filed against WOWIO and the Company by Paul Franz, a former consultant to WOWIO, asserting that WOWIO had breached its payment obligations under a consulting agreement. On September 2, 2009, WOWIO, which was no longer owned by the Company as of such date, entered into a Settlement and Release Agreement with Paul Franz, whereby Paul Franz released the Company and WOWIO from all liability and dismissed the lawsuit with prejudice.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default.  On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506.12 and the Company received a request for Writ of Execution on March 1, 2010.  The Company’s outside counsel is filing the necessary motion to attempt to set aside the judgment.  If we are successful in such set aside motion, the Company will aggressively pursue a settlement of these claims.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid. The Company and Rosenberg deny that Rustemagic is entitled to the gross total amount of money he is seeking. The matter has now been removed to arbitration.

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current officer space back to the landlord as well as potentially forgive some of the past due rent. There can be no guarantee that the Company will be able to negotiate such a deal with the landlord and therefore, may be required to find new office space as well as suffer the entry of judgment for the full amount owed under the existing lease.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

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

Fiscal 2009
Quarter Ended	High	Low
March 31 June 30 September 30 December 31	$0.085 $0.065 $0.11 $0.096	$0.02 $0.035 $0.0385 $0.046

Fiscal 2008
Quarter Ended	High	Low
March 31 June 30 September 30 December 31	$0.21 $0.175 $0.155 $0.08	$0.09 $0.13 $0.08 $0.014

As of December 31, 2009, our shares of common stock were held by approximately 400 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owner’s common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The transfer agent of our common stock is Computershare Limited, whose address is 250 Royall Street, Canton MA 02021.  The phone number of the transfer agent is (800) 962-4284.

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

            On February 20, 2009 the Company opened a Private Placement round, offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  The Company sold 1,300,000 shares for a total of $65,000 under this offering.  In September, 2009, the Company opened a Private Placement round offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  This round was completed on December 21st with the Company selling 19,250,821 shares valued at $962,541 in cash and debt conversion.  These Private Placements were offered pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6.    SELECTED FINANCIAL DATA

            Not applicable.

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

Over the next several years, we are working to become the leading independent comic book commercialization producer for the entertainment industry across all platforms including film, television, direct- to-home, publishing, and digital media, creating merchandising vehicles through all retail product lines.  Our management believes this will allow us to maximize the potential and value of our owned content creator relationships and acquisitions, story development and character/franchise brand-building capabilities while keeping required capital investment relatively low.

We derive revenues from a number of sources in each of the following areas:  Print Publishing, Digital Publishing, Filmed Entertainment, and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the twelve months ended December 31, 2009 and 2008.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

NET REVENUE

Net revenue for the year ended December 31, 2009 was $292,940 compared to $822,488 for the year ended December 31, 2008.  Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years.  In previous years, the Company also derived revenues from comic book publishing.  The decrease in revenues from 2008 to 2009 of approximately $530,000 was related to a decrease in rights and option fees for filmed entertainment of $120,000, a decrease in merchandising licensing revenues of $276,000, a decrease in comic book publishing revenues of $85,000 and a decrease in miscellaneous revenues of $49,000.

EXPENSES

Cost of revenues

For the year ended December 31, 2009, cost of revenues was $73,390 compared to $198,864 for the year ended December 31, 2008. The decrease is primarily due to the elimination of printed comic books due to cash conservation initiatives.

Operating expenses

Operating expenses decreased $2,879,169 or approximately 59% for the year ended December 31, 2009 to $1,929,151, as compared to $4,808,320 for the year ended December 31, 2008. The decrease was due to reductions in advertising costs, payroll and contractor costs as the Company has worked to streamline its business model to conserve cash while making the necessary expenditures to ensure the growth of the company.

Research and development

Research and development costs decreased $329,362 or 63% for the year ended December 31, 2009 to $196,688, as compared to $526,050 for the year ended December 31, 2008. The decrease was primarily due to decreased artwork expense and consulting fees.

Impairment of intangibles

            For the year ended December 31, 2009, impairment of intangibles was $0 as compared to $2,499,380 for the year ended December 31, 2008.  This decrease was due wholly to the impairment taken against the goodwill for the WOWIO asset during 2008.  With the reduction in online advertising and a negative EBITDA for the entity on its own, the Company took the most conservative approach to the impairment issue by reducing the amount of goodwill, effectively reducing the value of the asset to zero.

Stock option expense

            Stock option expense was $85,766 for the year ended December 31, 2009 as compared to $3,387,796 for the year ended December 31, 2008.  This decrease was due to the issuance of stock to employees from the stock option plan in the first quarter of 2008. The majority of the options vested at the time of the grant, resulting in a significant non-cash expense during 2008.  The expense for 2009 was related to current year vesting on the options issued during 2008.  The Company does not expect to incur significant stock option expense in future years.

Depreciation and amortization

For the year ended December 31, 2009 depreciation and amortization was $153,368 compared to $176,175 for the year ended December 31, 2008. The decrease is related fixed assets becoming fully depreciated during the year.

Gain on settlement of debt

The Company recorded a gain on settlement of debt of $453,451 for the twelve months ended December 31, 2009.  This net gain was primarily due to the final payment to the Wowio former partners through the issuance of common stock, partially offset by losses incurred in the settlement of accounts payable and notes payable through the issuance of common stock.

Loss on derivative liability

The Company recorded a loss on derivative liability of $267,000 for the twelve months ended December 31, 2009. The derivative liability, recorded in connection with new debts payable to the Company’s CEO during 2009, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense

For the year ended December 31, 2009 interest expense was $1,373,755 compared to $403,009 for the year ended December 31, 2008. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with new debts payable to the Company’s CEO during 2009.

As a result of the foregoing, the net loss decreased by $7,859,661 for the year ended December 31, 2009, to $3,384,822, as compared to $11,244,483 for 2008.  Approximately $5,801,000 of the decrease was attributable to decrease in losses taken on intangible assets and stock option issuances.  Operating expense and research and development expense contributed to the decrease in net loss by approximately $3,208,000.  These decreases were offset by increases in interest and loss on derivative liability of approximately $1,237,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the twelve months ended December 31, 2009 was $971,048, primarily due to the net loss of the company.

Net cash used by investing activities was $13,998,455 for the year ended December 31, 2009, primarily related to the Dead of Night production costs.

Net cash provided by financing activities was $15,079,547 for the year ended December 31, 2009, primarily related to the financing for the Dead of Night production.

At December 31, 2009 the Company had cash balances of $152,067 and a restricted cash balance of $127,890.  Restricted cash will be used in the production of the film Dead of Night.  The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2010, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2009 and 2008.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $24,094,900 as of December 31, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION

Revenue from the licensing of characters and storylines (“the properties”) owned by the Company are recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured. The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals. For options that contain non-refundable minimum payment obligations, revenue is recognized ratably over the option period, provided all the criteria for revenue recognition have been met.  Revenue received under first look deals is recognized ratably over the first look period, which varies by contract provided all the criteria for revenue recognition have been met. For licenses requiring material continuing involvement or performance based obligations, by the Company, the revenue is recognized as and when such obligations are fulfilled. The Company records as deferred revenue any licensing fees collected in advance of obligations being fulfilled or if a licensee is not sufficiently creditworthy, the Company will record deferred revenue until payments are received. License agreements typically include reversion rights which allow the Company to repurchase property rights which have not been used by the studio (the buyer) in production within a specified period of time as defined in the purchase agreement. The cost to repurchase the rights is generally based on the costs incurred by the studio to further develop the characters and story lines.

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

PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis.  The Company periodically reviews the carrying amounts of intangible assets and property.  Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset.

ADVERTISING COSTS

Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the years ended December 31, 2009 and 2008, advertising expenses were $0 and $48,080, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended December 31, 2009 and 2008, research and development expenses were $196,688 and $526,050, respectively.

INCOME TAXES

            At December 31, 2009, the Company had net loss carry forwards available to offset future taxable income, if any, of approximately $10,800,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards is dependant on tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the change in ownership.

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

The Company recognizes tax benefits from uncertain positions if it is "more likely than not" that the position is sustainable, based upon its technical merits. The initial measurement of the tax benefit is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations.  There are no penalties accrued as of December 31, 2009, as the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

DERIVATIVE INSTRUMENTS

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

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $920,816 increase to interest expense for twelve months ended December 31, 2009.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.04 - $0.08, expected volatility 115.6% - 116.2%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.2% - 3.56%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This re-valuation resulted in a loss of $267,000 during the twelve months ended December 31, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued guidance under Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures". The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

The FASB issued guidance under Accounting Standards Update (“ASU”) No. 2010-08, “Technical Corrections to Various topics.  The ASU eliminates certain inconsistencies and outdate provisions and provides needed clarifications.  The changes are generally nonsubstantive nature and will not result in pervasive changes to current practice.  However, the amendments that clarify the guidance on embedded derivatives and hedging (ASU Subtopic 815-15) may cause a change in the application of the Subtopic.  The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009.

ITEM 8.         FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page 53 and is hereby incorporated by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Controller, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. In making this evaluation, our management considered the matters relating to the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2009.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”). These measures included, among other things, expansion of our year-end closing procedures, including the expanded review and analysis of the accounting between the Company and the Distributor, dedication of significant internal resources and an external consultant to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Our management, under the supervision of our Chief Executive Officer and Controller, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

As of December 31, 2009, we did not maintain effective controls over the following items:  (i) timely and routine process for reconciling certain accounts to the general ledger; (ii) detailed documentation and analysis to support certain valuation estimates; (iii) proper application of stock compensation expense and incomplete record keeping related to stock option grants; (iv) proper application of the provision of SOP 00-2 Accounting by Producers or Distributors of Films for the recognition of revenues and expenses associated with the Company’s  various distribution agreements ; (v) timely assessment of accounts for realizability or impairment; (vi) accurate valuation and supporting documentation for certain assets and (vii) formal process over changes, access and controls and procedures related to our information technology systems.

During 2009, our internal accounting personnel did not have sufficient depth, skills and experience to recognize errors and deficiencies in accounting policies and procedures required to properly account for the proper application of stock compensation expenses.  We also had insufficient formalized processes to ensure that accounting policies and procedures implemented were properly scrutinized or revised for the new corporate organizational structure in order to provide reasonable reliability.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting.

In response to the identified material weaknesses, we have remedied the specific accounting policies and procedures which led to the errors requiring restatement. We have established additional policies and enhanced the procedures that we will follow and have addressed these items as follows: (i)  the Company has added an experienced accounting and financial person  with industry experience, (ii) is implementing a formal closing process,  (iii) has employed an experienced consultant to oversee internal controls and procedures implementation by December 31, 2010; (iv) the Company has retained a third party valuation firm to value specific assets including intangible assets and allocated personnel to ensure that certain asset and liability accounts are properly reviewed and documented.

In addition, our management, with oversight from our Board, has dedicated significant resources to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Company’s requirement to be compliant with the requirements of Sarbanes Oxley by December 31, 2010.  We intend to further expand our internal accounting personnel, information technology systems and personnel and compliance capabilities by attracting additional talent, enhancing training and implementing system and process improvements in our accounting and record keeping. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2009.

Name	Age	Position
Scott Mitchell Rosenberg	48	Chairman & Chief Executive Officer
Brian Kenneth Altounian	47	President, Chief Operating Officer and Director
Jill Zimmerman	48	Director
Helene Pretsky	47	Corporate Secretary and General Counsel

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

CONFLICT OF INTEREST

Except for Brian Altounian, our President, our officers devote 100% of their time to our business.  Our Chief Executive officer, Scott Mitchell Rosenberg, is permitted to enter into separate producer agreements for our productions through his own loan-out corporation, Scott Mitchell Rosenberg Productions, Inc., provided that all compensation that he receives through these agreements are considered as compensation he receives as CEO of the Company and therefore taken into account in setting his annual compensation. The Producer agreements are standard in the industry for heads of media companies.  Mr. Rosenberg did not receive any compensation under this arrangement for the years ended December 31, 2005, 2006, 2007 and 2008. During 2009, Mr. Rosenberg received $250,000 as a producer fee for Dead of Night.  A loan-out company is use in the entertainment industry and is used for actors, musicians, directors, producers, writers and other key individuals. In a typical loan-out company arrangement, the individual forms the corporation which he controls. The corporation hires the individual with the salary to be set from time to time to reflect the activity of the corporation. Instead of the individual being hired directly, a deal is made with the loan-out company which in turn lends the services of its employee. In order to give the hiring company comfort that the individual will be committed to doing the work the individual may be asked to sign an inducement letter, which confirms that he or she will look only to the loan-out corporation for compensation.

Up until June 30, 2009, Brian Altounian, President of the Company, devoted 100% of his time to the Company’s business.  Effective July 1, 2009, concurrent with the consummation of the purchase by Alliance Acquisition (an affiliate of Mr. Altounian’s) of the Company’s subsidiary WOWIO, LLC, Mr. Altounian reduced his time commitment  to the Company to 20% (with a corresponding reduction in salary).  The primary focus of Mr. Altouian’s 20% time commitment is raising financing for the Company.  Since the Company is entitled to a royalty in perpetuity from WOWIO, the success of WOWIO could have a positive financial impact on the Company.

Our Board of Directors is comprised of Mr, Rosenberg, Mr. Altounian and Jill Zimmerman.  Ms. Zimmerman is an outside director with a full-time job in the non-profit sector. She devotes her time as director to the Company on an as needed basis which includes weekly Board calls.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last four completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Mitchell Rosenberg, CEO (1)	2009 2008 2007	$550,000 $300,000 $300,000	- - -	- - -	- - -	- - -	- - -	- - -	$550,000 $300,000 $300,000

Brian K. Altounian, President/COO (2)	2009 2008 2007	$180,000 $300,000 $300,000	- - -	- - -	- - -	- - -	- - -	- - -	$180,000 $300,000 $300,000

Helene Pretsky, EVP Bus. Affairs	2009 2008 2007	$137,000(3) $137,948 $185,000	- - -	- - -	- - -	- - -	- - -	- - -	$137,000 $137,948 $185,000

(1) $300,000 of Mr. Rosenberg’s 2009 and $75,000 of his 2008 salary was deferred.

(2) $300,000 of Mr. Altounian’s 2007 and $75,000 of his 2008 salary was deferred.

(3) $76,398 of Ms. Prestsky’s 2009 salary was deferred.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2009.

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

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0--
Brian Altounian	-0-	$787,500	$886,505	-0-	-0-	-0-	$1,674,005-
Jill Zimmerman	-0-	-0-	$50,700-	-0-	-0-	-0-	$50,700-

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (November 20, 1996) through December 31, 2009.

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,085,000	$0.14	45,000,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	18,985,000		45,000,000

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2009, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,
·	our executive officers,
·	our directors and executive officers as a group, without naming them, and
·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 31, 2010 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 31, 2010 have been exercised and converted.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total
Common Stock	Scott Rosenberg (1)	131,134,455	51.0%
Common Stock	Brian Altounian (2)	20,755,455	7.73%
Common Stock	Jill Zimmerman (3)	500,000	*
Common Stock	Helene Pretsky (4)	8,453,869	3.2%

Common Stock	Charlotte Rosenberg	17,208,575	6.7%

Common Stock	All Executive Officers and Directors as a Group (3 persons )	160,843,779	61.9%

*Less than one percent.

(1) (2) (3) (4)

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

Item 13. Certain Relationships and Related Transactions.

We have an exclusive option to license individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg is a majority shareholder. The Company did not exercise this right during the years ended December 31, 2009 and 2008.

Our Chief Executive officer, Scott Mitchell Rosenberg, is permitted to enter into separate producer agreements for our productions through his own loan-out corporation, Scott Mitchell Rosenberg Productions, Inc., provided that all compensation that he receives through these agreements are considered as compensation he receives as CEO of the Company and therefore taken into account in setting his annual compensation. The Producer agreements are standard in the industry for heads of media companies and in no way can negatively impact, impede or affect the Company’s ability to make deals with production companies for its properties.  Mr. Rosenberg did not receive any compensation under this arrangement for the years ended December 31, 2008 and 2009.

At December 31, 2005, we owed RIP Media $20,000 in uncollateralized loans.  During 2006, we repaid in full the $20,000 uncollateralized loans received during 2004. At December 31, 2007 we owed RIP Media $10,000 in uncollateralized loans. During 2008, we repaid $8,595 in uncollateralized loans received during 2007. These loans accrued interest at 5% for the years ended December 31, 2009, 2008, 2007, 2005 and 6% for the year ended December 31, 2006, respectively.

During 2008, Scott Mitchell Rosenberg loaned the company an additional $196,998 to help fund operations.

During 2008 the Company repaid $82,827 in loans previously provided by Brian Altounian. At December 31, 2008 the remaining balance for these loans was $78,172. At December 31, 2008, we owed $193,079 to Brian Altounian for consulting services provided prior to his employment.   At June 30, 2009, we owed $795,000 to Brian Altounian for a combination of loans, consulting services and accrued salary.  In connection with the acquisition by an affiliate of Mr. Altounian of 100% interest in the Company’s subsidiary, WOWIO, LLC, on June 30, 2009, Mr. Altounian executed a release of all such amounts owed to him by the Company as of such date as partial consideration for the purchase of WOWIO.

               For the nine months ended September 30, 2009, Scott Rosenberg loaned the Company an additional $1,103,534 to help fund operations.  The Company entered into a Credit Agreement on May 6, 2009, with Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.  The advances in 2009 increased Rosenberg’s security interest held in the Company’s assets to approximately $3,750,000.  These transactions were:

               May 6, 2009 Secured Debt - The May 6, 2009 secured debt has an aggregate principal amount of $2,400,000, is convertible into shares of the Company’s common stock at a conversion price of $0.048 and bears interest at the rate of eight percent per annum. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The Company may prepay the notes at any time. In connection with this debt the Company also issued ten-year warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

               June 3, 2009 Secured Debt - The June 3, 2009 secured debt amounted to an aggregate principal amount of $1,350,000, is convertible into shares of the Company’s common stock at a conversion price of $0.038 and bears interest at the rate of eight percent per annum. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010 but may be prepaid at any time.  In connection with this debt the Company also issued ten-year warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share.

               June 3, 2009 Unsecured Debt - The remaining debts due Rosenberg are unsecured in an aggregate principal amount of $544,826, are convertible into shares of the Company’s common stock at a conversion price of $0.048 and bear interest at the rate of eight percent per annum. The Company is required to make payments of $29,687.50 per month on this unsecured debt. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time.

          The exercise price and the number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $80,275 and $79,903 for the years ended December 31, 2009 and December 31, 2008 respectively.

AUDIT-RELATED FEES

We did not incur any audit-related fees rendered by our principal accountants during the years ended December 31, 2009 and December 31, 2008.

ALL OTHER FEES

All other fees for other professional services rendered by our principal accountants during the years ended December 31, 2009 and December 31, 2008 were $6,823   and $7,071.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 31, 2010.

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
Brian Altounian
President, Chief Operating Officer & Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Scott Mitchell Rosenberg Scott Mitchell Rosenberg	Chief Executive Officer and Chairman of the Board	March 31, 2010

/s/ Brian Altounian Brian Altounian	President, Chief Operating Officer & Principal Financial and Accounting Officer	March 31, 2010

/s/ Jill Zimmerman Jill Zimmerman	Director	March 31, 2010

                                                                              51

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Platinum Studios, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Platinum Studios, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Studios, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Platinum Studios, Inc.'s internal control over financial reporting as of December 31, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which have resulted in an accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 31, 2010

PLATINUM STUDIOS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009		December 31, 2008
ASSETS				
Current assets:				
Cash and cash equivalents	$	152,067	$	42,023
Restricted cash		127,890		-
Accounts receivable, net		23,817		8,812
Prepaid expenses		156,132		78,777
Other current assets		863,234		881
Total current assets		1,323,140		130,493
Property and equipment, net		122,295		197,540
Film development costs		11,492,135		-
Web sites		40,000		40,000
Character rights, net		45,652		136,956
Deposits and other		298,118		42,618
Total assets	$	13,321,340	$	547,607
LIABILITIES AND SHAREOLDERS' DEFICIT				
Current liabilities:				
Accounts payable	$	1,324,780	$	1,213,686
Accrued expenses and other current liabilities		1,325,304		1,969,607
Deferred revenue		1,681,653		-
Short term notes payable		12,541,105		1,091,092
Due former Wowio partners, payable in common stock		-		1,050,000
Related party payable		-		206,231
Related party notes payable, net of debt discount		3,103,973		1,766,909
Warrant derivative liability		1,201,000		-
Accrued interest - related party notes payable		182,003		118,846
Capital leases payable, current		48,406		54,873
Total current liabilities		21,408,224		7,471,244
Long term notes payable		-		2,049,951
Capital leases payable, non-current		11,627		60,033
Total liabilities		21,419,851		9,581,228
Shareholders' Deficit				
Common stock, $.0001 par value; 500,000,000 shares authorized; 271,255,629 and 255,819,266 issued and outstanding, respectively		27,126		25,582
Common stock subscribed		732,196		-
Additional paid in capital		15,237,067		11,650,875
Accumulated deficit		(24,094,900)		(20,710,078)
Total shareholders' deficit		(8,098,511)		(9,033,621)
Total liabilities and shareholders' deficit	$	13,321,340	$	547,607

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.

CONSOLIDATED STATEMENTS OPERATIONS

Years Ended December 31,	
	2009	2008
Net revenue	$ 292,940	$ 822,488
Costs and expenses:		
Cost of revenues (excluding depreciation expense)	73,390	198,864
Operating expenses	1,929,151	4,808,320
Research and development	196,688	526,050
Impairment of intangibles	-	2,499,380
Stock option expense	85,766	3,387,796
Depreciation and amortization	153,368	176,175
Total costs and expenses	2,438,363	11,596,585
Operating loss	(2,145,423)	(10,774,097)
Other income (expense):		
Other income	-	272
Gain (loss) on disposition of assets	259	(55,298)
Gain (loss) on settlement of debt	453,451	(12,351)
Loss on valuation of derivative liability	(267,000)	-
Interest expense	(1,373,755)	(403,009)
Total other income (expense):	(1,187,045)	(470,386)
Loss before provision for income taxes	(3,332,468)	(11,244,483)
Provision for income taxes	-	-
Loss from continuing operations	(3,332,468)	(11,244,483)
Loss from discontinued operations	(52,354)	-
Net loss	$ (3,384,822)	$ (11,244,483)
Basic and diluted loss per share:		
Loss from continuing operations	$ (0.01)	$ (0.05)
Loss from discontinued operations	(0.00)	-
Net loss per share	$ (0.01)	$ (0.05)
Basic and diluted weighted average shares	266,455,863	226,541,917

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Two Years Ended December 31, 2009

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                              57

PLATINUM STUDIOS, INC.,

CONSOLIDATED STATEMENTS OF CASH FLOWS

 The accompanying footnotes are an integral part of these consolidated financial statements

                                                                              58

PLATINUM STUDIOS, INC.,

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

(2) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $24,094,900 as of December 31, 2009. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

(3) Summary of significant accounting policies

Reclassifications – Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

Revenue recognition - Revenue from the licensing of characters and storylines (“the properties”) owned by the Company are recognized in accordance with FASB guidance where revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured.

The Company derives its licensing revenue primarily from options to purchase rights, the purchase of rights to properties and first look deals. For options that contain non-refundable minimum payment obligations, revenue is recognized ratably over the option period, provided all the criteria for revenue recognition have been met. Option fees that are applicable to the purchase price are deferred and recognized as revenue at the later of the expiration of the option period or in accordance with the terms of the purchase agreement. Revenue received under first look deals is recognized ratably over the first look period, which varies by contract provided all the criteria for revenue recognition under SAB 104 have been met.

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

During the years ended December 31, 2009 and 2008, the Company had customer revenues representing a concentration of the Company’s total revenues. In 2009 three customers represented approximately 67% of total revenues. In 2008, three customers represented approximately 71% of total revenues.

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

            In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $920,816 increase to interest expense for the twelve months ended December 31, 2009.

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

            In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the twelve months ended December 31, 2009 resulted in a loss of $267,000.

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

Fair Value of Financial Instruments – The carrying values of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Film development costs – Film development costs includes the unamortized costs of completed films and films in production.  The capitalized costs include all direct production and financing costs, capitalized interest and production overhead.  The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film.  Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Film development costs are stated at the lower of amortized cost or estimated fair value.  The valuation of the film development costs are reviewed on a title by title basis, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost.  The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach.  Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.

The Company considers all or part of the film development costs to be a current asset if during the next twelve months, based on managements’ assessment of ultimate revenue, all or part of film development costs will be amortized using the individual-film-forecast-method.

Purchased intangible assets and long-lived assets – Intangible assets are capitalized at acquisition costs and intangible assets with definite lives are amortized on the straight-line basis. The Company periodically reviews the carrying amounts of intangible assets and property.  Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the impairment charge to be recognized is measured by the excess of the carrying amount over the fair value of the asset. On July 15, 2008, Platinum Studios, Inc. purchased Wowio, LLC an on-line distributor of e-books. Wowio, LLC, is an online source for downloading digital books and comics. Due to market conditions and cash flow constraints, the Company considered all Wowio, LLC intangible assets to be fully impaired. This resulted in expense of $2,499,880 during 2008.

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the years ended December 31, 2009 and 2008, advertising expenses were $0 and $48,080, respectively.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended December 31, 2009 and 2008, research and development expenses were $196,688 and $526,050, respectively.

Income taxes – Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

Net income/(loss) per share – Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture. Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasure stock method, unless the effect is anti-dilutive.

Recently issued accounting pronouncements – The FASB issued guidance under Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures". The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

The FASB issued guidance under Accounting Standards Update (“ASU”) No. 2010-08, “Technical Corrections to Various topics.  The ASU eliminates certain inconsistencies and outdate provisions and provides needed clarifications.  The changes are generally nonsubstantive nature and will not result in pervasive changes to current practice.  However, the amendments that clarify the guidance on embedded derivatives and hedging (ASU Subtopic 815-15) may cause a change in the application of the Subtopic.  The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009.

(4) Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

For the year ended December 31, 2009 and 2008, property and equipment at cost includes assets acquired under capital leases of $261,290 and $273,150, respectively. Depreciation expense charged to operations for the year ended December 31, 2009 and 2008 were $62,064 and $84,870.

(5) Due to related party

(6) Short-term and long-term debt

                                                                              66

                                                                              67

(6) Short-term and long-term debt (continued)

(6) Short-term and long-term debt (continued)

Short-term debt	December 31, 2009	December 31, 2008
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due June 3, 2010.	1,350,000	-
Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rate is 8.00%. Balance due June 3, 2010.	81,657	-
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due May 6, 2010.	2,400,000	-
Standard Chartered Bank note payable of $13,365,000 loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2%, due April 1, 2011 at the latest.	10,945,932	-
Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09%, due April 1, 2011 at the latest.	485,000	-
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	243,782	-
Discounts on related party debt	(729,088)	
Total short-term debt	15,645,078	2,858,001
less: related party notes payable, net of discounts	3,103,973	1,766,909
Total short-term notes payable	$ 12,541,105	$ 1,091,092

                                                                              69

(6) Short-term and long-term debt (continued)

(7) Operating and capital leases

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

Rent expense under non-cancelable operating leases were $371,837 and $321,252 for the years ended December 31, 2009 and 2008, respectively.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $264,248 and $273,150 at December 31, 2009 and 2008, respectively.  The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease.  Accumulated amortization for equipment under capital leases totaled $174,569 and 139,271 at December 31, 2009 and 2008, respectively.  The Company is currently in default on the majority of its lease agreements and as a result, all future payments are immediately due. The Company is negotiating new lease terms.

At December 31, 2009, future minimum rental payments required under non-cancelable capital leases that have initial or remaining terms in excess of one year are as follows:

(8) Commitments and Contingencies

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

As of December 31, 2009, eight unsecured short term notes totaling $776,661 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

The Company’s legal proceeds are as follows:

Michael Tierney v. Platinum. On or about March 16, 2009, a former employee of the Company filed a suit against the Company in Superior Court of California, County of Los Angeles (Case No. BC409739) alleging, among other things, wrongful termination, fraudulent inducement, defamation, violation of California Labor Code. No specific damages had been pleaded. This former employee was terminated for cause as a result of grossly negligent/intentional misrepresentation of contractual relations with third parties in marketing materials. The misrepresentations caused the company to lose a potential deal with a particularly well-known comics website. On December 8, 2009, the Company attended a court-ordered mediation at which the Company entered into a binding settlement agreement that disposes of the entire case.  Pursuant to the settlement agreement, the Company has agreed to issue an aggregate of 340,000 of restricted stock to plaintiff and plaintiff’s attorney and to pay plaintiff $12,500 due in one year.

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company believes that Transcontinental failed to mitigate damages and, therefore, the amount owed is in dispute,  The Company will diligently pursue a settlement with this plaintiff but there can be no guarantee that such a settlement can be reached. This case is currently set to go to trial on March 26, 2010.

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

Doubleclick, Inc. v. Platinum. On February 19, 2009, a lawsuit was filed by Doubleclick, Inc. against the Company in the Supreme Court of the State of New York. The claim is basically a breach of contract claim. The contract at issue was a three-year agreement to provide ad serving services, requiring a minimum $3,500/month payment with no termination clause. The employee who executed the agreement without having counsel review it is no longer with the Company. Between February and June 2008, the Company attempted to negotiate an “out” without luck. The service was far too expensive and the Company could no longer afford it and stopped using it around June/July 2008. Doubleclick is seeking approximately $118,000, plus interest and late fees for the balance of the contract. The Company has engaged outside counsel, Jeffrey Reina with the law firm of LIPSITZ GREEN SCIME CAMBRIA LLP in Buffalo, NY to handle this matter. On October 18, 2009, the Company entered into a settlement agreement whereby it agreed to pay to Doubleclick the sum of $37,500 no later than February 18, 2010 to settle the lawsuit; pursuant to the settlement agreement, the Company also entered into a Confession of Judgment whereby Judgment shall be entered against the Company for the full amount of the lawsuit of $133,390 in the event the Company does not make full payment of the settlement amount by February 18, 2010.  Doubleclick agreed on an additional reduction of $5,000 in the amount due if paid earlier.  On February 2, 2010, the Company paid Doubleclick $32,500 as payment in full on the settlement.

Paul Franz v. WOWIO, LLC and Platinum. A lawsuit was filed against WOWIO and the Company by Paul Franz, a former consultant to WOWIO, asserting that WOWIO had breached its payment obligations under a consulting agreement. On September 2, 2009, WOWIO, which was no longer owned by the Company as of such date, entered into a Settlement and Release Agreement with Paul Franz, whereby Paul Franz released the Company and WOWIO from all liability and dismissed the lawsuit with prejudice.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default.  On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506.12 and the Company received a request for Writ of Execution on March 1, 2010.  The Company’s outside counsel is filing the necessary motion to attempt to set aside the judgment.  If we are successful in such set aside motion, the Company will aggressively pursue a settlement of these claims.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid. The Company and Rosenberg deny that Rustemagic is entitled to the gross total amount of money he is seeking. The matter has now been removed to arbitration.

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current officer space back to the landlord as well as potentially forgive some of the past due rent. There can be no guarantee that the Company will be able to negotiate such a deal with the landlord and therefore, may be required to find new office space as well as suffer the entry of judgment for the full amount owed under the existing lease.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

(9) Wowio, LLC

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

On June 30, 2009 the Company sold Wowio, LLC to related parties for the assumption of an aggregate of $1,636,064 in debt owed by the Company and an additional $1,513,936 to be paid via a royalty of 20% of gross revenues generated by Wowio Penn, its successors and assigns, after which the royalty rate would decrease to 10%, and remain at 10% in perpetuity. See note 15, discontinued operations, for a discussion of the impact of the sale on current operations.

(10) Related party transactions

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

For the twelve months ended December 31, 2009, Scott Mitchell Rosenberg loaned the company an additional $1,103,534 to help fund operations.

For the twelve months ended December 31, 2009, the Company repaid $71,675 in loans and interest on loans provided by Brian Altounian.

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

            In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $920,816 increase to interest expense for the twelve months ended December 31, 2009.

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

            In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the twelve months ended December 31, 2009 resulted in a loss of $267,000.

(11) Shareholders equity

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

On February 20, 2009 the Company opened a Private Placement round, offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  The Company sold 1,300,000 shares for a total of $65,000 under this offering.  In September, 2009, the Company opened a Private Placement round offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  This round was completed on December 21st with the Company selling 19,250,821 shares valued at $962,541 in cash and debt conversion.

On February 25, 2009, the Company issued the final payment of 7,000,000 shares to the former members of Wowio, LLC in accordance with the Wowio, LLC purchase agreement. These shares were valued at $560,000.

(12) Stock Compensation

Warrants and options outstanding at December 31, 2009 are summarized as follows:

(13) Income Taxes

The provision (benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

At December 31, 20099, the Company had net loss carry forwards available to offset future taxable income, if any, of approximately $10,800,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards is dependant on tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the change in ownership.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

            The Company recognizes tax benefits from uncertain positions if it is "more likely than not" that the position is sustainable, based upon its technical merits. The initial measurement of the tax benefit is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations.  There are no penalties accrued as of December 31, 2009, as the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company has not filed any income tax returns for the years ended December 31, 2006, 2007, 2008 and 2009.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2006 - 2009
California	2006 - 2009
Louisiana	2009

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

 (14) Film Development Costs

Film development costs includes the unamortized costs of completed films and films in production.  The capitalized costs include all direct production and financing costs, capitalized interest and production overhead.  The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film.  Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Film development costs are stated at the lower of amortized cost or estimated fair value.  The valuation of the film development costs are reviewed on a title by title basis, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost.  The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach.  Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.

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

As of December 31, 2009, all of the film development costs are related to the “Dead of Night” production.  Based on management’s assessment of ultimate revenue and anticipated release date of the film, $9,380,257 of total film development of $11,492,135 will be amortized during 2010.

(15) Subsequent events

On January 20th, 2010, the Company filed an S-1 related to the offer and resale of up to 41,000,000 shares of our common stock, par value $0.001 per share, by the selling stockholder, Dutchess Opportunity Fund II, LP, or "Dutchess". Of such shares, (i) Dutchess has agreed to purchase 41,000,000 pursuant to the investment agreement dated January 12, 2010, between Dutchess and us, and (ii) NO shares were issued to Dutchess in consideration for the investment. Subject to the terms and conditions of such investment agreement, we have the right to put up to $5,000,000 million in shares of our common stock to Dutchess.  This arrangement is sometimes referred to as an Equity Line.

We will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. We will, however, receive proceeds from the sale of shares to Dutchess pursuant to the Equity Line. When we put an amount of shares to Dutchess, the per share purchase price that Dutchess will pay to us in respect of such put will be determined in accordance with a formula set forth in the Investment Agreement. Generally, in respect of each put, Dutchess will pay us a per share purchase price equal to ninety-five percent (95%) of the daily volume weighted average price of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice.

Dutchess may sell the shares of common stock from time to time at the prevailing market price on the Over-the Counter (OTC) Bulletin Board, or on an exchange if our shares of common stock become listed for trading on such an exchange, or in negotiated transactions. Dutchess is an underwriter within the meaning of the Securities Act of 1933, as amended (the "Securities Act") in connection with the resale of our common stock under the Equity Line.