Form 10-Q
period 2010-03-31
Platinum Studios, Inc.
filed 2010-05-17
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE quarterly period ENDED MARCH 31, 2010

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

The number of shares of registrant’s common stock outstanding, as May 14, 2010 was 286,882,554.

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
SIGNATURES

                                                                       2

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC

                                           CONSOLIDATED BALANCE SHEETS

The accompanying footnotes are an integral part of these consolidated financial statements.

                                                                     F-1

PLATINUM STUDIOS, INC

CONSOLIDATED BALANCE SHEETS (continued)

The accompanying footnotes are an integral part of these consolidated financial statements.

                                                                     F-2

PLATINUM STUDIOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                     F-3

PLATINUM STUDIOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                     F-4

PLATINUM STUDIOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

(2)      Basis of financial statement presentation and consolidation

            The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Long Distance Films, Inc. and its two wholly-owned subsidiaries Dead Of Night Investment Company, LLC and Dead Of Night Production Company, LLC. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  The financial statements should be read in conjunction with the Company’s December 31, 2009 financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”).  All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

            The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3)      Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $25,102,629 as of March 31, 2010.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

            Restricted cash – These funds are related to the draws on a production loan for “Dead of Night” and can only be used for production expenses related to this film.

            Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances.  The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000.      During the three and ended March 31, 2010 and 2009, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended March 31, 2010, three customers represented approximately 38%, 26% and 15% of total revenues.  For the three months ended March 31, 2009, one customer represented approximately 88% of total revenues.

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

            A description of the notes is as follows:

            May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. See Subsequent Events footnote regarding a due date extension.  The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

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

            In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $465,200 increase to interest expense for the three months ended March 31, 2010.

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

            In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended March 31, 2010 resulted in a gain of $290,000.

            Depreciation - Depreciation is computed on the straight‑line method over the following estimated useful lives:

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

            Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the three months ended March 31, 2010 and 2009, advertising expenses were $0.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the three months ended March 31, 2010 and 2009, research and development expenses were $64,233 and $37,922, respectively.

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

On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification (TM) (ASC) 855, Subsequent Events, included in the ASU make a number of changes to the existing requirements of ASC 855. The amended guidance was effective on its issuance date, except that the use of the issued date by conduit bond obligors will be effective for interim or annual periods ending after June 15, 2010. As a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated.

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

(7)      Short-term and long-term debt

(7)      Short-term and long-term debt (continued)

Short-term debt	March 31, 2010 (Unaudited)	December 31, 2009
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due June 3, 2010.	1,350,000	1,350,000
Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rate is 8.00%. Balance due June 3, 2010.	8,391	81,657
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due May 6, 2010.	2,400,000	2,400,000
Standard Chartered Bank note payable of $13,365,000 loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2%, due April 1, 2011 at the latest.	11,112,599	10,945,932
Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09%, due April 1, 2011 at the latest.	485,000	485,000
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	243,782	243,782
Discounts on related party debt	(263,888)	(729,088)
Total short-term debt	16,191,397	15,645,079
less: related party notes payable, net of discounts	3,495,908	3,103,974
Total short-term notes payable	$ 12,695,489	$ 12,541,105

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

Rent expense under non-cancelable operating leases were $85,005 and $59,403 for the three months ended March 31, 2010 and 2009, respectively.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $264,248 at March 31, 2010 and December 31, 2009.  The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $191,571 and $174,569 at March 31, 2010 and December 31, 2009, respectively. The Company is currently in default on a majority of its lease agreements and as a result, all future payments are immediately due. The Company is negotiating new lease terms.

At March 31, 2010, future minimum rental payments required under non-cancelable capital leases that have initial or remaining terms in excess of one year are as follows:

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

As of March 31, 2010, eight unsecured short term notes totaling $776,661 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

The Company’s legal proceeds are as follows:

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company believes that Transcontinental failed to mitigate damages and, therefore, the amount owed is in dispute.  The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full.  The company made the first payment in April, 2010.

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

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default.  On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010.  The Company’s outside counsel is filing the necessary motion to attempt to set aside the judgment.  If we are successful in such set aside motion, the Company will aggressively pursue a settlement of these claims.

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

(10)    Film Development Costs

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

As of March 31, 2010, all of the film development costs are related to the “Dead of Night” production.  Based on management’s assessment of ultimate revenue and anticipated release date of the film, $9,740,710 of total film development of $11,933,740 will be amortized during 2010.

(11)    Related party transactions

The Company has an exclusive option to enter licensing of rights for agreements to individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., specific and only to those 404 Awesome Comics characters currently owned and controlled by RIP Media, Inc, a schedule of which has been provided to the Company. Rip Media, Inc is a related entity in which Scott Rosenberg is a majority shareholder. Such licensing option includes all rights worldwide, not including print and digital comic publishing rights. The ownership of the intellectual property in its entirety, including copyright, trademark, and all other attributes of ownership including but not limited to additional material created after a license agreement from Rip Media to Platinum Studios, Inc (and however disbursed thereafter) shall be, stay and remain that of Rip Media in all documents with all parties, including the right to revoke such rights upon breaches, insolvency of the Company or insolvency of the licensee (s) or others related to exploitation of the intellectual property, and Platinum is obligated to state same in all contracts.  In some cases, there are some other limitations on rights. Any licensing of rights from Rip Media to the Company is contingent upon and subject to Platinum’s due diligence and acceptance of Chain of Title. Currently, we have the above exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios CEO, Scott Mitchell Rosenberg is no longer the Company s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company. Rip Media Inc retains the right on the above characters to enter directly into agreements to license rights, negotiate and sign option agreements with other parties in so far as Platinum is made aware of the agreement prior to its signing, and that there is economic participation to Platinum in a form similar to its agreement with Rip Media in general, and that if there is a material to change to the formula, that Platinum’s Board of Directors may require specific changes to the proposed agreement such that it conforms with other licenses from Rip Media made from January 1, 2010 forward. If the material change is cured, then Rip’s rights to enter into an agreement, still subject to its financial arrangement with Platinum, remain the same.  We do not have access to other characters, stories, rights (including trademarks, trade names, url’s) controlled by Rosenberg or his related entities. In regards to new acquisitions, including trademarks, Rip Media must present to Platinum, for Platinum’s acquisition, any rights it desires to acquire, and may only acquire if Platinum does not choose to acquire (within 5 business days of notice), however this acquisition restriction on Rip Media does not apply to  any properties or trademarks or trade names or copyrights  or rights of any kind that Scott Rosenberg or any of his related entities or rights to entities he may own or acquire or create that are, used to be, or could be related in any fashion to Malibu Comics or Marvel Comics, including trademarks and trade names that may be acquired by Rip Media or other Rosenberg entities due to expiration or abandonment by Malibu, Marvel or other prior owners of marks from other comics or rights related companies, or, such as with trademarks, marks that may be similar only in name or a derivative of a name, which Rip has the unfettered right to acquire and exploit without compensation to Platinum.

Scott Mitchell Rosenberg is attached and credited at his election as producer or executive producer, without offset, to provide  production consulting services to the Company’s Customers (Customer) (including but not limited to production companies, studios, financiers and any company related to filmed entertainment or audio visual productions) on all audio visual productions through Scott Mitchell Rosenberg Productions (another related entity which  is often, in the entertainment industry, referred to as a “loan-out” company) wholly owned or controlled by Scott Mitchell Rosenberg or related entities. Rosenberg’s right is absolute and not subject to restriction or offset by Company. Often, at the time the Company enters into an agreement with a Customer, a separate contract is entered into between the related entity and the Customer. In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity.  Revenue would be paid directly to the related entity by the Customer.

            The Company entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.  During the three months ended March 31, 2010, the Company made principle payments to Scott Rosenberg on the unsecured debt in the amount of $73,266.

            A description of the notes is as follows:

            May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. See Subsequent Events footnote regarding a due date extension.  The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

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

            In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $465,200 increase to interest expense for the three months ended March 31, 2010.

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

            In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended March 31, 2010 resulted in a gain of $290,000.

(12)    Shareholders equity

In March 2010, the Company issued to a consultant 183,000 shares of common stock for $0.05/share which represented market value on the date of issuance totaling $9,150. Related services represented a finders fee associated with the current private placement with the value of the services charged to additional paid-in capital.

In connection with the Private Placement completed on December 21, 2009, 14,643,924 shares valued at $732,196 had not been issued at December 31, 2009 and March 31, 2010 with the related value reflected as Common Stock Subscribed for the respective periods.

In January 2010, the Company opened a Private Placement round offering up to 20,000,000 shares of common stock at an offering price of $0.05/share. As of March 31, 2010, that Company had sold 3,260,000 shares related to this offering valued at $163,000. The related shares had not been issued at March 31, 2010. accordingly, the $163,000 value of the shares sold have been included in Common Stock Subscribed at March 31, 2010

(13)    Common Stock Equivalents

            Warrants and options outstanding at March 31, 2010 are summarized as follows:

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

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations.  There are no penalties accrued as of March 31, 2010, as the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company has not filed any income tax returns for the years ended December 31, 2006, 2007, 2008 and 2009.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2006 - 2009
California	2006 - 2009
Louisiana	2009

The Company owes the California Franchise Tax Board for these years a total of $3,262, consisting of $2,400 in annual minimum tax, $663 in penalties and $199 in interest.

(15)    Subsequent events

On May 6, 2010, Scott Mitchell Rosenberg granted an extension of the due date on his secured debt until May 20, 2010.  Secured debt with an aggregate principle balance of $2,400,000 was originally due on May 6, 2010.

Subsequent to March 31, 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company.  The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations.  The selling price totaled $1,000,000 comprised of $500,000 in cash and $500,000 in future royalties. The Company has already received $200,000 of the cash proceeds.  The balance of the cash proceeds is due as follows: $30,000 on June 11, 2010, $35,000 on July 9, 2010, $35,000 on August 13, 2010 and $200,000 by October 28, 2010.  The Company will also receive payments equal to ten percent of Net Revenues generated from the website until the $500,000 of royalties is received.

Subsequent to March 31, 2010, the Company received subscriptions to purchase 300,000 shares of common stock for a total of $15,000 under the current Private Placement. Additionally, 300,000 shares of common stock were issued to Brian Altounian, President and Chief Operating Office of the Company as payment for $15,000 of accrued salary on April 1, 2010.  The Company also issued 15,143,925 shares of common stock on April 1, 2010 in fulfillment of previously received common stock subscriptions.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three ended March 31, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE MONTHS ENDED March 31, 2010 COMPARED TO THE THREE MONTHS ENDED March 31, 2009

NET REVENUE (UNAUDITED)

Net revenue for the three months ended March 31, 2010 was $32,683 compared to $71,186 for the three months ended March 31, 2009. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years.  The revenues for the three months ended March 31, 2010 represented $23,958 in option revenue from three customers, $4,819 in licensing revenues from one customers and $3,906 in on-line advertising revenue compared to $37,425 in licensing revenue from one customer, $7,500 in option revenue from one customer and $24,571 in on-line advertising revenue for the same three month period in 2009.

Cost of revenues

For the three months ended March 31, 2010 costs of revenue were $1,083 compared to $137,770 for the three ended March 31, 2009. The decrease is primarily due to royalty fees accrued in the first quarter of 2009 for the production of the film “Dead of Night”.

Operating expenses

Operating expenses increased $44,464 or 8% for the three months ended March 31, 2010 to $600,124 as compared to $555,660 for the three months ended March 31, 2009.  This was related to an increase in legal fees of approximately $130,000 in connection with potential financing deals and approximately $105,000 of new expenditures related to distribution costs for “The Dead of Night” film, consisting of sales commissions, collection account maintenance fees and foreign withholding taxes in regards to foreign territory sales.  These increases were offset by a decrease in salaries and benefits of approximately $101,000, a decrease in consulting fees of approximately $53,000 and a decrease in other corporate overhead of approximately $37,000 as the Company worked to streamline its business model to conserve cash while making the necessary expenditures to ensure the growth of the company.

Research and development

Research and development costs increased $26,311 or 69% for the three months ended March 31, 2010 to $64,233 as compared to $37,922 for the three months ended March 31, 2009.  This increase was due to increased salaries and one additional employee added to the development group.

Stock option expense

Stock option expense for the three months ended March 31, 2010 was $44,073 compared to $100,947 for the same period in 2009. Expense for the three months ended March 31, 2010 and 2009 represents additional vesting of options granted in 2008.  The decrease is related to option grants forfeited.  No additional options were granted during the three months ended March 31, 2009.

Depreciation and amortization

For the three ended March 31, 2010 depreciation and amortization was $43,312 compared to $46,988 for the three months ended March 31, 2009.

Gain on settlement of debt

The company recorded a gain on settlement of debt of $0 for the three months ended March 31, 2010 as compared to $512,610 for the three months ended March 31, 2009. The gain for the three months ended March 31, 2009 was due to the final payment issue to Wowio former partners.  This transaction was paid in stock.

Gain on derivative liability

The Company recorded a gain on derivative liability of $290,000 for the three months ended March 31, 2010. The derivative liability, recorded in connection with new debts payable to the Company’s CEO during the three months ended June 30, 2009, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense

For the three months ended March 31, 2010, interest expense was $577,587 compared to $83,947 for the three months ended March 31, 2009. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with new debts payable to the Company’s CEO during 2009.

As a result of the foregoing, the Company had a net loss of $1,007,729 for the three months ended March 31, 2010 compared to a net loss of $379,438 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash provided by operations during the three months ended March 31, 2010 was $66,102.

Net cash used by investing activities was $441,605 for the three months ended March 31, 2010, primarily due to the production of the film ”Dead of Night”.

Net cash provided by financing activities was $229,822 for the three months ended March 31, 2010, primarily attributed to financing secured for the production of the film “Dead of Night”.

At March 31, 2010 the Company had cash balances of $6,386 and a restricted cash balance of $713,837. Restricted cash will be used in the production of the film “Dead of Night”. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2010, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

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

We are exposed to foreign exchange rate fluctuations as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended March 31, 2010 or in the years ended December 31, 2009, 2008, 2007 and 2006.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $25,102,629 as of March 31, 2010.  The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all.  These items raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run.  For the three months ended March 31, 2010  and 2009, advertising expenses were $0.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred.  For the three months ended March 30, 2010 and 2009, research and development expenses were $64,233 and $37,922, respectively.

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

A description of the notes is as follows:

May 6, 2009 Secured Debt -   The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. See Subsequent Events footnote regarding a due date extension.  The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.

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

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes.  Amortization of the debt discount has resulted in a $465,200 increase to interest expense for the three months ended March 31, 2010.

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

            In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions:  exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended March 31, 2010 resulted in a gain of $290,000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full.  The company made the first payment in April, 2010.

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

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default.  On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010.  The Company’s outside counsel is filing the necessary motion to attempt to set aside the judgment.  If we are successful in such set aside motion, the Company will aggressively pursue a settlement of these claims.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company sold 3,260,000 shares of our common stock valued at $163,000.

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 17, 2010.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer & Principal Financial and Accounting Officer