Form 10-Q
period 2010-06-30
Platinum Studios, Inc.
filed 2010-08-18
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
¨ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-145871

PLATINUM STUDIOS, INC.
(Name of registrant in its charter)

CALIFORNIA	20-5611551
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2029 S. Westgate Ave., Los Angeles, CA 90025
(Address of principal executive offices) (Zip Code)

Issuer s telephone Number: (310) 807-8100

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filero Accelerated filero
Non-accelerated filero Smaller reporting companyx

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Nox

The number of shares of registrant s common stock outstanding, as of August 15, 2010 was 289,646,888.

PLATINUM STUDIOS, INC.
INDEX

PART I: FINANCIAL INFORMATION		
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)	
	Consolidated Balance Sheets	F-1
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Cash Flows	F-5
	Notes to the Consolidated Financial Statements	3
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4:	CONTROLS AND PROCEDURES	31
PART II: OTHER INFORMATION		
Item 1	LEGAL PROCEEDINGS	32
ITEM 1A :	RISK FACTORS	33
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 5	OTHER INFORMATION	N/A
ITEM 6:	EXHIBITS	34
SIGNATURES		34

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenue	$ 2,065,365	$ 86,523	$ 2,098,048	$ 156,091
Costs and expenses:				
Cost of revenues (excluding depreciation expense)	478,499	10,000	479,582	10,000
Operating expenses	814,461	495,583	1,414,585	1,036,771
Research and development	74,709	47,126	138,942	85,048
Stock option expense	64,622	-	108,695	100,947
Depreciation and amortization	34,639	38,403	77,951	81,395
Total costs and expenses	1,466,930	591,112	2,219,755	1,314,161
Operating gain (loss)	598,435	(504,589)	(121,707)	(1,158,070)
Other income (expense):				
Gain on disposition of assets	194,020	-	194,020	-
Gain (loss) on settlement of debt	82,457	(30,642)	82,457	481,968
Loss on valuation of derivative liability	(1,060,000)	-	(770,000)	-
Interest expense	(380,578)	(267,470)	(958,165)	(349,298)
Bad debt expense	-	(4,750)	-	(4,750)
Total other income (expense):	(1,164,101)	(302,862)	(1,451,688)	127,920
Income (loss) before provision for income taxes	(565,666)	(807,451)	(1,573,395)	(1,030,150)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(565,666)	(807,451)	(1,573,395)	(1,030,150)
Loss from discontinued operations	-	(20,614)	-	(52,354)
Net loss	$ (565,666)	$ (828,065)	$ (1,573,395)	$ (1,082,504)
Basic and diluted loss per share:				
Loss from continuing operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Loss from discontinued operations	-	(0.00)	-	(0.00)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Basic and diluted weighted average shares	287,060,884	267,823,934	279,219,105	263,625,904

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities		
Net loss	$ (1,573,395)	$ (1,082,504)
Adjustments to reconcile net loss to net cash provided (used) from operating activities:		
Depreciation	32,299	37,702
Amortization	45,652	45,652
Gain on diposal of assets	(194,020)	-
Gain on settlement of debt	(82,457)	(481,968)
Equity instruments issued for services	217,290	175,101
Amortization of debt discount	729,088	156,560
Loss on valuation of derivative liability	770,000	-
Decrease (increase) in operating assets:		
Restricted cash	73,758	(784,660)
Accounts receivable	10,313	(9,446)
Film development costs	(948,403)	(12,854,448)
Prepaid expenses and other current assets	611,675	(374,322)
Increase (decrease) in operating liabilities:		
Accounts payable and related party payables	712,127	96,056
Accrued expenses	284,283	402,242
Accrued interest	150,550	51,974
Deferred revenue	177,087	66,667
Net cash flows provided (used) in operating activities	1,015,847	(14,555,394)
Cash flows from investing activities		
Proceeds from sales of property and equipment and intangibles	249,800	-
Investment in property and equipment	(9,685)	(2,956)
Net cash flows used in investing activities	240,115	(2,956)
Cash flows from financing activities		
Proceeds from non-related loans	899,118	13,965,898
Proceeds from related party loans	7,500	1,103,534
Payments on non-related party loans	(785,377)	(22,313)
Payments on related party loans	(83,062)	(514,809)
Payments on capital leases	(82,644)	(9,598)
Issuance of common stock, net of offering costs	587,474	65,000
Net cash flows provided by financing activities	543,009	14,587,712
Net increase in cash	1,798,971	29,362
Cash, at beginning of year	152,067	42,023
Cash, at end of period	$ 1,951,038	$ 71,385

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Supplemental disclosure of cash flow information:		
Cash paid for interest	$ 71,064	$ 48,986
Cash paid for taxes	$ -	$ -
Equity instrument issued for debt discount	$ -	$ 1,649,000
Warrant derivative liability	$ -	$ 934,000
Non-cash financing activities related to the acquisition of Wowio, LLC	$ -	$ 1,625,804
Stock issued as payments of notes payable, accounts payable and accrued interest	$ 53,773	$ 731,145

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

(1) Description of business

Nature of operations The Company controls a library consisting of more than 5,000 characters and is engaged principally as a comics-based entertainment company adapting characters and storylines for production in film, television, publishing and all other media.

Platinum Studios, LLC was formed and operated as a California limited liability company from its inception on November 20, 1996 through September 14, 2006. On September 15, 2006, Platinum Studios, LLC filed with the State of California to convert Platinum Studios, LLC into Platinum Studios, Inc., ( the Company , Platinum ) a California corporation. This change to the Company structure was made in preparation of a private placement memorandum and common stock offering in October, 2006 (Note 12).

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled Dead of Night . Long Distance Films, Inc. has no assets, liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. No consideration was paid by the Company for the acquisition of Long Distance Films, Inc.

(2) Basis of financial statement presentation and consolidation

The accompanying unaudited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the SEC ). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Long Distance Films, Inc. and its two wholly-owned subsidiaries Dead Of Night Investment Company, LLC and Dead Of Night Production Company, LLC. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company s December 31, 2009 financial statements and accompanying notes included in the Company s Annual Report on Form 10-K (the Annual Report ). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3) Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $25,668,295 as of June 30, 2010. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

(4) Summary of significant accounting policies

Reclassifications Certain prior year amounts have been reclassified in order to conform to the current year s presentation.

Revenue recognition - Revenue from the licensing of characters and storylines ( the properties ) owned by the Company are recognized in accordance with FASB guidance where revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured.

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

Cash and cash equivalents The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Restricted cash These funds are related to the draws on a production loan for Dead of Night and can only be used for production expenses related to this film.

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. During the three and ended June 30, 2010 and 2009, the Company had customer revenues representing a concentration of the Company s total revenues. For the three and six months ended June 30, 2010, one customer represented approximately 99% of total revenues. For the three and six months ended June 30, 2009, one customer represented approximately 92% of total revenues.

Derivative Instruments Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The note was subsequently extended thru August 31, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The note was subsequently extended thru August 31, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. The note balance was paid in full on April 1, 2010.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $263,888 and $729,088 increase to interest expense for the three and six months ended June 30, 2010, respectively.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is revalued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and six months ended June 30, 2010 resulted in a loss of $1,060,000 and $770,000, respectively.

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

Fair Value of Financial Instruments The carrying values of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Film development costs Film development costs includes the unamortized costs of completed films and films in production. The capitalized costs include all direct production and financing costs, capitalized interest and production overhead. The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year s revenues bears to managements estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of the film development costs are reviewed on a title by title basis, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost. The fair value of the film is determined using managements future revenue and cost estimates in an undiscounted cash flow approach. Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements future revenue estimates.

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2010 and 2009, advertising expenses were $0.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2010, research and development expenses were $74,709 and $138,942, respectively. For the three and six months ended June 30, 2009, research and development expenses were $447,126 and $85,048, respectively.

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

Net income/(loss) per share Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture. Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasure stock method, unless the effect is anti-dilutive.

Recently issued accounting pronouncements The FASB issued guidance under Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures". The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

The FASB issued guidance under Accounting Standards Update ( ASU ) No. 2010-08, Technical Corrections to Various topics. The ASU eliminates certain inconsistencies and outdate provisions and provides needed clarifications. The changes are generally nonsubstantive nature and will not result in pervasive changes to current practice. However, the amendments that clarify the guidance on embedded derivatives and hedging (ASU Subtopic 815-15) may cause a change in the application of the Subtopic. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009.

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

	June 30, 2010
	(Unaudited)	December 31, 2009
Property and equipment, cost:
Office equipment	$5,818	$13,207
Furniture and fixtures	78,335	118,140
Computer equipment	76,102	149,387
Software	74,251	93,149
Leasehold improvements	5,200	20,557
	239,706	394,440
Less accumulated depreciation	(176,606)	(272,145)
Net property and equipment	$63,100	$122,295

(6) Character Rights

Character rights are recorded at cost. On June 12, 2008, the Company received a valuation of its intellectual property which consists of a library of comic characters. The valuation provides that the fair market value exceeds the Company s cost. The Top Cow rights agreement expired in June, 2010. The Company continues to have rights on certain projects that are in development for an additional year and potentially beyond if certain milestones are achieved.

(7) Short-term and long-term debt (continued)

Short-term debt	June 30, 2010 (Unaudited)	December 31, 2009
Loan payable to unrelated party, non interest bearing and due on demand	200,000	-
Loan payable to related party - uncollateralized; payable in monthly installments of interest only at 8%. Due upon demand.	7,500	-
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due August 31, 2010.	1,350,000	1,350,000
Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rate is 8.00%. Balance due June 3, 2010.	-	81,657
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due August 31, 2010.	2,400,000	2,400,000
Standard Chartered Bank note payable of $13,365,000 loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2%, due April 1, 2011 at the latest.	11,190,958	10,945,932
Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09%, due April 1, 2011 at the latest.	485,000	485,000
DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	-	243,782
Discounts on related party debt	-	(729,088)
Total short-term debt	16,453,654	15,645,079
less: related party notes payable, net of discounts	3,757,500	3,103,974
Total short-term notes payable	$ 12,696,154	$ 12,541,105

(8) Operating and capital leases

The Company has entered into operating leases having expiration dates through 2011 for real estate and various equipment needs, including office facilities, computers, office equipment and a vehicle.

On July 10, 2006, the Company entered into an operating agreement for the lease of real property located in Los Angeles, California. The agreement has a five year term, commencing September 1, 2006 and ending August 31, 2011. The Company is currently in default of its lease agreement and has abandoned the leasehold as of June 30, 2010.

On May 18, 2010, the Company entered into an operating agreement for the lease of real property located in Los Angeles, CA. The agreement has a three year term commencing on June 15, 2010 and ending on June 15, 2013.

Rent expense under non-cancelable operating leases was $99,802 and $184,807 for the three and six months ended June 30, 2010, respectively.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $195,434 and $264,248 at June 30, 2010 and December 31, 2009, respectively. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $146,146 and $174,569 at June 30, 2010 and December 31, 2009, respectively. The Company is currently in default on a majority of its lease agreements and as a result, all future payments are immediately due. The Company is negotiating settlements on the leases in default.

At June 30, 2010, future minimum rental payments required under non-cancelable capital leases that have initial or remaining terms in excess of one year are as follows:

(9) Commitments and Contingencies

As of June 30, 2010, eight unsecured short term notes totaling $776,488 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

The Company s legal proceeds are as follows:

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company believes that Transcontinental failed to mitigate damages and, therefore, the amount owed is in dispute. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was Dead of Night. Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the Dead of Night. Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default. On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010. On May 19, 2010, the Company settled with TBF Financial for $30,000 with three payments of $1,000 due on May 19, 2010 and June and July 15, 2010 with a final payment of $27,000 on July 31, 2010. The Company has made all scheduled payments to date.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company s current officer space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

(10) Film Development Costs

Film development cost includes the unamortized costs of completed films and films in production. The capitalized costs include all direct production and financing costs, capitalized interest and production overhead. The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year s revenues bears to managements estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of the film development costs are reviewed on a title by title basis, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost. The fair value of the film is determined using managements future revenue and cost estimates in an undiscounted cash flow approach. Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements future revenue estimates.

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled Dead of Night . Long Distance Films, Inc. has no assets, liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. Additionally, Long Distance Films had recorded no revenue or expenses. As consideration for this acquisition the Company closed a financing arrangement to provide funding for the production of Dead of Night .

As of June 30, 2010, all of the film development costs are related to the Dead of Night production. Based on management s assessment of ultimate revenue and anticipated release date of the film, the total film development cost of $12,481,846 will be amortized during 2011.

(11) Related party transactions

The Company has an exclusive option to enter licensing of rights for agreements to individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., specific and only to those 404 Awesome Comics characters currently owned and controlled by RIP Media, Inc, a schedule of which has been provided to the Company. Rip Media, Inc is a related entity in which Scott Rosenberg is a majority shareholder. Such licensing option includes all rights worldwide, not including print and digital comic publishing rights. The ownership of the intellectual property in its entirety, including copyright, trademark, and all other attributes of ownership including but not limited to additional material created after a license agreement from Rip Media to Platinum Studios, Inc (and however disbursed thereafter) shall be, stay and remain that of Rip Media in all documents with all parties, including the right to revoke such rights upon breaches, insolvency of the Company or insolvency of the licensee (s) or others related to exploitation of the intellectual property, and Platinum is obligated to state same in all contracts. In some cases, there are some other limitations on rights. Any licensing of rights from Rip Media to the Company is contingent upon and subject to Platinum s due diligence and acceptance of Chain of Title. Currently, we have the above exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios CEO, Scott Mitchell Rosenberg is no longer the Company s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company. Rip Media Inc retains the right on the above characters to enter directly into agreements to license rights, negotiate and sign option agreements with other parties in so far as Platinum is made aware of the agreement prior to its signing, and that there is economic participation to Platinum in a form similar to its agreement with Rip Media in general, and that if there is a material to change to the formula, that Platinum s Board of Directors may require specific changes to the proposed agreement such that it conforms with other licenses from Rip Media made from January 1, 2010 forward. If the material change is cured, then Rip s rights to enter into an agreement, still subject to its financial arrangement with Platinum, remain the same. We do not have access to other characters, stories, rights (including trademarks, trade names, urls) controlled by Rosenberg or his related entities. In regards to new acquisitions, including trademarks, Rip Media must present to Platinum, for Platinum's acquisition, any rights it desires to acquire, and may only acquire if Platinum does not choose to acquire (within 5 business days of notice), however this acquisition restriction on Rip Media does not apply to any properties or trademarks or trade names or copyrights or rights of any kind that Scott Rosenberg or any of his related entities or rights to entities he may own or acquire or create that are, used to be, or could be related in any fashion to Malibu Comics or Marvel Comics, including trademarks and trade names that may be acquired by Rip Media or other Rosenberg entities due to expiration or abandonment by Malibu, Marvel or other prior owners of marks from other comics or rights related companies, or, such as with trademarks, marks that may be similar only in name or a derivative of a name, which Rip has the unfettered right to acquire and exploit without compensation to Platinum. For the six months ended June 30, 2010, RIP Media, Inc. earned $475,000 under this arrangement of which $190,000 was paid in cash and $285,000 was accrued.

Scott Mitchell Rosenberg is attached and credited at his election as producer or executive producer, without offset, to provide production consulting services to the Company s Customers (Customer) (including but not limited to production companies, studios, financiers and any company related to filmed entertainment or audio visual productions) on all audio visual productions through Scott Mitchell Rosenberg Productions (another related entity which is often, in the entertainment industry, referred to as a loan-out company) wholly owned or controlled by Scott Mitchell Rosenberg or related entities. Rosenberg s right is absolute and not subject to restriction or offset by Company. Often, at the time the Company enters into an agreement with a Customer, a separate contract is entered into between the related entity and the Customer. In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity. Revenue would be paid directly to the related entity by the Customer.

The Company entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009. During the six months ended June 30, 2010, the Company made principle payments to Scott Rosenberg on the unsecured debt in the amount of $73,266.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The note was subsequently extended thru August 31, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The note was subsequently extended thru August 31, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687.50 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. The note balance was paid in full on April 1, 2010.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $263,888 and $729,088 increase to interest expense for the three and six months ended June 30, 2010, respectively.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is revalued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and six months ended June 30, 2010 resulted in a loss of $1,060,000 and $770,000, respectively.

In June, 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website s operations. The selling price totaled $1,000,000 comprised of $500,000 in cash and $500,000 in future royalties. The Company has already received $240,000 of the cash proceeds. The balance of the cash proceeds is due as follows: $25,000 on July 9, 2010, $35,000 on August 13, 2010 and $200,000 by October 28, 2010. The Company will also receive payments equal to ten percent of Net Revenues generated from the website until the $500,000 of royalties is received. The Company retains partial ownership until the total selling price has been received.

(12) Shareholders equity

In March 2010, the Company issued to a consultant 183,000 shares of common stock for $0.05/share which represented market value on the date of issuance totaling $9,150. Related services represented a finders fee associated with the current private placement with the value of the services charged to additional paid-in capital.

In April 2010, the Company issued 15,143,924 in fulfillment of previously received common stock subscriptions. The Company also issued 2,764,355 shares with a value of $138,217 as payment for services and accrued wages. The Company issued an additional 300,000 shares to Brian Altounian, the President of the Company, with a value of $15,000 for salary due.

As of June 30, 2010, the Company had sold 11,432,000 shares related to a private placement offering valued at $571,625. The related shares had not been issued at June 30, 2010 and accordingly, the $571,625 value of the shares sold has been included in Common Stock Subscribed at June 30, 2010.

(13) Common stock equivalents

Warrants and options outstanding at June 30, 2010 are summarized as follows:

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

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations. There are no penalties accrued as of June 30, 2010, as the Company has significant net operating loss carry forwards, even if certain of the Company s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the

Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

(15) Subsequent events

Subsequent to June 30, 2010, the Company received subscriptions to purchase 1,470,000 shares of common stock for a total of $73,500 under a Private Placement.

In July, 2010, the Company made the final payment of $27,000 on the TBF Financial, Inc. settlement.

ITEM 2: MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

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

GENERAL

We are a comics-based entertainment company. We own the rights to a library of over 5,000 of comic book characters, which we adapt and produce for film, television and all other media. Our library contains characters in a full range of genre and styles. With deals in place with film studios and media players, our management believes we are positioned to become a leader in the creation of new content across all media.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the Company , we , us, and our ) for the three ended March 31, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS THREE AND SIX ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

NET REVENUE (UNAUDITED)

Net revenue for the three and six months ended June 30, 2010 was $2,065,365 and $2,098,048, respectively, as compared to $86,523 and $156,091 for the three and six months ended June 30, 2009. Currently the Company derives most of its revenue from options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years. The net revenue for the three and six months ended June 30, 2010 was primarily purchased rights revenue from one customer as principle photography initiated on one of the Company s properties. The net revenue for the three and six months ended June 30, 2009 primarily represented purchased rights revenue from two customers.

Cost of revenues

For the three and six months ended June 30, 2010, costs of revenue were $478,499 and $479,582, respectively as compared to $10,000 for the three and six months ended June 30, 2009. The increase is primarily due to participation fees to a related party, RIP Media, Inc. as discussed in the related party transactions footnote.

Operating expenses

Operating expenses increased $318,878 or 64% for the three months ended June 30, 2010 to $814,461 as compared to $495,583 for the three months ended June 30, 2009. The increase was primarily related to increases of $19,000 in moving expense, $70,000 in rent expense, $40,000 in legal expense, $205,000 in consulting fees and $75,000 in write down of a prepaid option. These increases were offset by decreases in salary of $62,000 and audit fees of $33,000.

Operating expenses increased $377,814 or 36% for the six months ended June 30, 2010 to $1,414,585 as compared to $1,036,771 for the six months ended June 30, 2009. The increase was primarily related to increases of $19,000 in moving expense, $98,000 in rent expense, $249,000 in legal expense, $152,000 in consulting fees and $75,000 in write down of a prepaid option. These increases were offset by decreases in salary and benefits of $176,000 and accounting and audit fees of $44,000.

Research and development

Research and development costs increased $27,583 or 59% and $53,894 or 63% for the three and six months ended June 30, 2010, respectively. This increase was due to increased salaries and one additional employee added to the development group.

Stock option expense

Stock option expense for the three and six months ended June 30, 2010 was $64,622 and $108,695 respectively, as compared to $0 and $100,947 for the three and six months ended June 30, 2009. The expense for the three months ended June 30, 2010 was related to new option grants compared to $0 for the three months ended June 30, 2009. While stock option expense for the six months ended June 30, 2010 increased $7,748 to $108,695 as compared to $100,947 for the six months ended June 30, 2009, $64,622 of the expense was related to new options granted. The decrease on stock option vesting expense for options already granted is due to forfeitures during the six months ended June 30, 2010.

Depreciation and amortization

For the three and six months ended June 30, 2010 depreciation and amortization was $34,639 and $77,951, respectively as compared to $38,403 and $81,395 for the three and six months ended June 30, 2009.

Gain on disposition of assets

Gain on disposition of assets for the three and six months ended June 30, 2010 was $194,020 as compared to $0 for the three months ended June 30, 2009. The gain for the three and six months ended June 30, 2010 was primarily related to receipt of funds for the sale of the Company s Drunkduck.com website to a related party.

Gain (loss) on settlement of debt

The company recorded a gain on settlement of debt of $82,457 for the three and six months ended June 30, 2010 as compared to a loss of $30,642 for the three months ended June 30, 2009 and a gain of $481,968 for the six months ended June 30, 2009. The gain for the three and six months ended June 30, 2010 was primarily related to the settlement of leases in default. The gain for the six months ended June 30, 2009 was due to the final payment issued to the Wowio former partners. This transaction was paid in stock.

Loss on derivative liability

The Company recorded a loss on derivative liability of $1,060,000 and $770,000 for the three and six months ended June 30, 2010, respectively. The derivative liability, recorded in connection with debts payable to the Company s CEO during the three months ended June 30,

2009, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense

For the three and six months ended June 30, 2010, interest expense was $380,578 and $958,165, respectively as compared to $267,470 and $349,298 for the three and six months ended June 30, 2009. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with debts payable to the Company s CEO during 2009.

As a result of the foregoing, the net loss decreased by $262,399 for the three months ended June 30, 2010 to $565,666 and increased by $490,891for the six months ended June 30, 2010 to $1,573,395 as compared to the same periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Net cash provided by operations during the six months ended June 30, 2010 was $1,015,847.

Net cash provided by investing activities was $240,115 for the six months ended June 30, 2010, primarily due to cash receipts related to the sale of the Company s Drunk Duck website.

Net cash provided by financing activities was $543,009 for the six months ended June 30, 2010, primarily attributed to financing secured for the production of the film Dead of Night and issuance of common stock.

At June 30, 2010 the Company had cash balances of $1,951,038 and a restricted cash balance of $54,133. Restricted cash will be used in the production of the film Dead of Night . The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2010, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company s control.

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

     We are exposed to foreign exchange rate fluctuations as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the six months ended June 30, 2010 or in the years ended December 31, 2009 and 2008.

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

GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $25,429,095 as of June 30, 2010. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION. Revenue from the licensing of characters and storylines ( the properties ) owned by the Company are recognized in accordance with FASB guidance where revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured.

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

ADVERTISING COSTS. Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and six months ended June 30, 2010 and 2009, advertising expenses were $0.

RESEARCH AND DEVELOPMENT. Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and six months ended June 30, 2010, research and development expenses were $74,709 and $138,942, respectively. For the three and six months ended June 30, 2009, research and development expenses were $447,126 and $85,048, respectively.

INCOME TAXES. From the time the Company incorporated on September 15, 2006, the Company has accounted for income taxes using the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company was subject to an annual minimum tax of $800 and a fee based on gross receipts in California from inception through September 14, 2006.

DERIVATIVE INSTRUMENTS. Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The note was subsequently extended thru August 31, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company s common stock for $0.048 per share.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The note was subsequently extended thru August 31, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company s common stock for $0.038 per share.

June 3, 2009 Unsecured Debt - The June 3, 2009 Unsecured Debt has an aggregate principal amount of $544,826, and is convertible into shares of the Company s common stock at a conversion price of $0.048. The June 3, 2009 Unsecured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Unsecured Debt bears interest at the rate of ten percent per annum. The Company is required to make payments of $29,687 per month. The monthly payments are to be applied first to interest and second to principal. The remaining principal amount is to be repaid upon the expiration of the note on June 3, 2010. The Company may prepay the note at any time. The June 3, 2009 Unsecured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. The note balance was paid in full on April 1, 2010.

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the fair value of the embedded derivatives to be $715,904 and the fair value of the warrants to be $934,000. These embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in a $263,888 and $729,088 increase to interest expense for the three and six months ended June 30, 2010, respectively.

A description of the Warrants is as follows:

1) The May 6, 2009 warrant entitles the holder to purchase up to 25,000,000 shares of the Company s common stock at a price of $0.048 per share. The May 6, 2009 warrant is exercisable up until May 6, 2019. The May 6, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

2) The June 3, 2009 warrant entitles the holder to purchase up to 14,062,500 shares of the Company s common stock at a price of $0.038 per share. The June 3, 2009 warrant is exercisable up until June 3, 2019. The June 3, 2009 warrant shall expire and no longer be exercisable upon a change in control. The exercise price and the number of shares underlying the warrant is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is revalued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and six months ended June 30, 2010 resulted in a loss of $1,060,000 and $770,000, respectively

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was Dead of Night. Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the Dead of Night. Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default. On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010. On May 19, 2010, the Company settled with TBF Financial for $30,000 with three payments of $1,000 due on May 19, 2010 and June and July 15, 2010 with a final payment of $27,000 on July 31, 2010. The Company has made all scheduled payments to date.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company s current officer space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors previously disclosed in the Registrant s Form 10-K filed on April 15, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2010, the Company sold 11,432,000 shares of our common stock valued at $571,625.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

31.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the
Exchange Act

31.2	*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the
Exchange Act

32.1	*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the
Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the
Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 18, 2010.

Platinum Studios, Inc.

By: /s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By: /s/ Brian Altounian
Brian Altounian
President, Chief Operating Officer
& Principal Financial and Accounting
Officer