Form 10-Q
period 2010-09-30
Platinum Studios, Inc.
filed 2010-11-22
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

The number of shares of registrant’s common stock outstanding, as October 31, 2010 was 307,902,966.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$486,246	$152,067
Restricted cash	97,549	127,890
Accounts receivable, net	13,503	23,817
Prepaid expenses	33,500	156,132
Other current assets	2,008,981	863,234
Total current assets	2,639,779	1,323,140

Property and equipment, net	63,317	122,295
Investment in film library	12,837,051	11,492,135
Assets held for sale	16,000	40,000
Character rights, net	-	45,652
Deposits and other	340,909	298,118
Total assets	$15,897,056	$13,321,340

The accompanying footnotes are an integral part of these consolidated financial statements.

PLATINUM STUDIOS, INC
CONSOLIDATED BALANCE SHEETS (continued)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND SHAREOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,290,468	$1,324,780
Accrued expenses and other current liabilities	1,404,318	1,325,304
Deferred revenue	3,697,283	1,681,653
Short term notes payable	12,437,374	12,541,105
Related party payable	285,000	-
Related party notes payable, net of debt discount	3,750,000	3,103,973
Warrant derivative liability	1,446,000	1,201,000
Accrued interest - related party notes payable	151,159	182,003
Capital leases payable, current	19,036	48,406
Total current liabilities	24,480,638	21,408,224

Capital leases payable, non-current	-	11,627
Total liabilities	24,480,638	21,419,851

Commitments and Contingencies

Shareholders' Deficit:
Common stock, $.0001 par value; 500,000,000 shares authorized; 290,859,613 and 271,255,629 issued and outstanding, respectively	29,086	27,126
Common stock subscribed	715,125	732,196
Additional paid in capital	16,469,390	15,237,067
Accumulated deficit	(25,797,183)	(24,094,900)
Total shareholders' deficit	(8,583,582)	(8,098,511)
Total liabilities and shareholders' deficit	$15,897,056	$13,321,340

The accompanying footnotes are an integral part of these consolidated financial statements.

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$150,645	$66,159	$2,248,693	$222,250

Costs and expenses:
Cost of revenues (excluding depreciation expense)	14,378	22	493,960	10,022
Operating expenses	489,774	373,695	1,904,360	1,410,466
Research and development	101,307	54,748	240,246	139,796
Stock option expense	153,600	-	262,295	100,947
Depreciation and amortization	6,886	35,977	84,840	117,372

Total costs and expenses	765,945	464,442	2,985,701	1,778,603

Operating loss	(615,300)	(398,283)	(737,008)	(1,556,353)

Other income (expense):

Gain on disposition of assets	55,200	-	249,220	-
Gain (loss) on settlement of debt	27,492	(28,517)	109,949	453,451
Gain (loss) on valuation of derivative liability	525,000	(1,210,000)	(245,000)	(1,210,000)
Interest expense	(121,279)	(525,557)	(1,079,444)	(874,855)
Bad debt expense	-	-	-	(4,750)
Total other income (expense):	486,413	(1,764,074)	(965,275)	(1,636,154)
Loss before provision for income taxes	(128,887)	(2,162,357)	(1,702,283)	(3,192,507)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(128,887)	(2,162,357)	(1,702,283)	(3,192,507)
Loss from discontinued operations	-	-	-	(52,354)
Net loss	$(128,887)	$(2,162,357)	$(1,702,283)	$(3,244,861)

Basic and diluted loss per share:
Loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	-	-	-	(0.00)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average shares	289,778,706	268,318,558	282,777,651	265,010,009

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,702,283)	$(3,244,861)
Adjustments to reconcile net loss to net cash provided (used) from operating activities:
Depreciation	39,188	50,854
Amortization	45,652	68,478
Gain on diposal of assets	(249,220)	-
Gain on settlement of debt	(109,949)	(453,451)
Equity instruments issued for services	395,890	197,939
Amortization of debt discount	729,088	513,444
Loss on valuation of derivative liability	245,000	1,210,000
Decrease (increase) in operating assets:
Restricted cash	30,342	(492,694)
Accounts receivable	10,313	(11,702)
Investment in film library	(1,204,668)	(13,612,242)
Prepaid expenses and other current assets	(1,065,906)	(258,187)
Increase (decrease) in operating liabilities:
Accounts payable and related party payables	405,636	209,402
Accrued expenses	178,038	534,782
Accrued interest	(30,844)	170,811
Deferred revenue	2,015,630	59,792
Net cash flows used in operating activities	(268,093)	(15,057,635)

Cash flows from investing activities
Proceeds from sales of property and equipment and intangibles	309,800	-
Investment in property and equipment	(16,788)	(2,956)
Net cash flows proviced (used) in investing activities	293,012	(2,956)

Cash flows from financing activities
Proceeds from non-related loans	1,034,853	14,411,320
Proceeds from related party loans	7,500	1,103,534
Payments on non-related party loans	(1,278,832)	(22,313)
Payments on related party loans	(90,562)	(539,243)
Payments on capital leases	(86,248)	(14,559)
Issuance of common stock, net of offering costs	722,549	120,000
Net cash flows provided by financing activities	309,260	15,058,739

Net increase (decrease) in cash	334,179	(1,852)
Cash, at beginning of year	152,067	42,023
Cash, at end of period	$486,246	$40,171

	Nine Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$337,632	$50,113
Equity instrument issued for debt discount	$-	$1,649,000
Warrant derivative liability	$-	$934,000
Non-cash financing activities related to the acquisition of Wowio, LLC	$-	$1,618,355
Stock issued as payments of notes payable, accounts payable and accrued interest	$53,773	$813,857

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

(1)	Description of business

Nature of operations – The Company controls a library consisting of more than 4,000 characters and is engaged principally as a comics-based entertainment company adapting characters and storylines for production in film, television, publishing and all other media.

Platinum Studios, LLC was formed and operated as a California limited liability company from its inception on November 20, 1996 through September 14, 2006. On September 15, 2006, Platinum Studios, LLC filed with the State of California to convert Platinum Studios, LLC into Platinum Studios, Inc., (“the Company”, “Platinum”) a California corporation. This change to the Company structure was made in preparation of a private placement memorandum and common stock offering in October, 2006.

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. The Company’s license to the underlying rights of the “Dead of Nights” characters was due to expire unless principle photography commenced on a feature film by a date certain. The Company had previously licensed these rights to Long Distance Films, Inc. The Company then purchased Long Distance Films, Inc., with its production subsidiary, Dead of Night Productions, LLC in order to expedite and finalize the financing of the film with Standard Chartered Bank and Omnilab Pty, Ltd., currently holding debt of $11,250,481 and $485,000, respectively. Long Distance Films, Inc.’s only assets are investments in its subsidiaries related to the film production of “Dead of Night” and has no liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. No consideration was paid by the Company for the acquisition of Long Distance Films, Inc. and no value was assigned to the transaction, which would be eliminated on consolidation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $25,797,183 as of September 30, 2010. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

Concentrations of risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of uninsured cash balances. The Company maintains its cash balances with what management believes to be a high credit quality financial institution. At times, balances within the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. During the three and nine months ended September 30, 2010 and 2009, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended September 30, 2010, two customers represented approximately 66% and 13% of total revenues, respectively. For the nine months ended September 30, 2010, one customer represented approximately 91% of total revenues. For the three and nine months ended September 30, 2009, one customer represented approximately 94% of total revenues.

Derivative Instruments – Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg, the Company’s CEO and Chairman, in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The notes were subsequently extended thru November 30, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share. The debt is secured by all the assets of the Company,

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The notes were subsequently extended thru November 30, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share. The debt is secured by all the assets of the Company.

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

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the initial fair value of the embedded derivatives to be $715,904 and the initial fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in $0 and a $729,088 increase to interest expense for the three and nine months ended September 30, 2010, respectively.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and nine months ended September 30, 2010 resulted in a gain of $525,000 and a loss of $245,000, respectively.

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

Fair Value of Financial Instruments – The Company follows a framework for consistently measuring fair value under generally accepted accounting principles, and the disclosures of fair value measurements. The framework provides a fair value hierarchy to classify the source of the information.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts reported in the balance sheets for cash on hand, receivables, payables and accrued expenses approximate their fair values due to the short term nature of these financial instruments.

Investment in Film Library – Investment in film library includes the unamortized costs of one completed, unreleased film. The capitalized costs include all direct production and financing costs, capitalized interest and production overhead. The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

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

Advertising costs - Advertising costs are expensed the later of when incurred or when the advertisement is first run. For the three and nine months ended September 30, 2010 and 2009, advertising expenses were $0.

Research and development - Research and development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three and nine months ended September 30, 2010, research and development expenses were $101,307 and $240,249, respectively. For the three and nine months ended September 30, 2009, research and development expenses were $54,748 and $139,796, respectively.

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

Recently issued accounting pronouncements – In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

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

On March 5, 2010, the FASB issued Accounting Standards Update (ASU) 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU address questions that have arisen in practice about the intended breath of the embedded credit derivative scope exception in FASB ASC 815. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to another. The amended guidance is effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010 and will not have any impact on our financial statements.

(5)	Other Current Assets

Other current assets consist primarily of receipts on “Dead of Night” from sales in foreign territories. These receipts are held in a collection account and managed by a collection agency pursuant to a collection account maintenance agreement. These receipts are remitted on a regular basis to Standard Chartered Bank as pay down on the production loan per the collection account maintenance agreeement.

(6)	Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while expenditures refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

	September 30, 2010
	(Unaudited)	December 31, 2009
Property and equipment, cost:
Office equipment	$12,920	$13,207
Furniture and fixtures	78,335	118,140
Computer equipment	76,103	149,387
Software	74,251	93,149
Leasehold improvements	5,200	20,557
	246,809	394,440
Less accumulated depreciation	(183,492)	(272,145)

Net property and equipment	$63,317	$122,295

(7)	Character rights

Character rights are recorded at cost. The Top Cow rights agreement expired in June, 2010. The Company continues to have rights on certain projects that are in development for an additional year and potentially beyond if certain milestones are achieved.

(8)	Short-term and long-term debt

Short-term debt	September 30, 2010 (Unaudited)	December 31, 2009

Loan payable to officer - uncollateralized; interest only at 5%. Due upon demand.	$-	$1,405

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	100,000	100,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	25,000	25,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due July 1, 2011.	169,897	253,283

Bank line of credit - uncollateralized; payable in monthly installments of 5% of principal plus interest	37,665	50,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	3,328	28,328

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	10,000	10,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	10,000	10,000

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	46,003	89,780

Loan payable to shareholder - uncollateralized; payable in monthly installments of interest only at 12%. Due upon demand.	300,000	300,000

(8)	Short-term and long-term debt (continued)

Short-term debt	September 30, 2010 (Unaudited)	December 31, 2009
Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due June 3, 2011. Secured by all the assets of the Company	1,350,000	1,350,000

Loan payable to officer - payable in monthly installments of $29,688 per month. The interest rate is 8.00%. Balance due June 3, 2010.	-	81,657

Loan payable to officer - The interest rate is 8.00%. Balance plus accrued interest is due May 6, 2011. Secured by all the assets of the Company	2,400,000	2,400,000

Standard Chartered Bank note payable of $13,365,000 loan collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2%, due April 1, 2011 at the latest.	11,250,481	10,945,932

Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09%, due April 1, 2011 at the latest.	485,000	485,000

DON Tax Credits, LLC - collateralized by the Louisiana motion picture investor, tax credits issued by the State of Louisiana and by the Parish of Jefferson, Louisiana. Interest rate of 7%. Due October 1, 2009.	-	243,782

Discounts on related party debt	-	(729,088)
Total short-term debt	16,187,374	15,645,079
less: related party notes payable, net of discounts	3,750,000	3,103,974
Total short-term notes payable	$12,437,374	$12,541,105

(9)	Operating and capital leases

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

Rent expense under non-cancelable operating leases was $17,366 and $202,173 for the three and nine months ended September 30, 2010, respectively.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $195,434 and $264,248 at September 30, 2010 and December 31, 2009, respectively. The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease. Accumulated amortization for equipment under capital lease totaled $151,252 and $174,569 at September 30, 2010 and December 31, 2009, respectively. The Company is currently in default on a majority of its lease agreements and as a result, all future payments are immediately due. The Company is negotiating settlements on the leases in default.

At September 30, 2010, future minimum rental payments required under non-cancelable capital leases that have initial or remaining terms in excess of one year are as follows:

Years Ending December 31,	Capital Leases
2010	$8,000
2011	12,000
2012	-
Thereafter	-
Total minimum obligations	20,000
Less amounts representing interest	964
Present value of net minimum obligations	19,036
Less current portion	-
Long-term portion	$19,036

(10)	Commitments and Contingencies

As of September 30, 2010, seven unsecured short term notes totaling $494,331 have exceeded their maturity date, are due upon demand, and could be considered in default. The Company is currently negotiating with the note holders to extend the maturity dates of these notes.

As of September 30, 2010, the Company’s liabilities included a payable to the Internal Revenue Service in the amount of $216,772 associated with payroll tax liabilities for the second, third and fourth quarters of 2008, along with associated penalties and interest for late payment. The Company has been making monthly payments of $10,000 towards this balance and plans to liquidate the balance in full from receipts due on the sale of its Drunkduck.com website.

The Company’s legal proceeds are as follows:

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company believes that Transcontinental failed to mitigate damages and, therefore, the amount owed is in dispute. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date. As of September 30, 2010, the accounts payable of the Company included a balance of $64,945 for this settlement.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring. The Company has not reserved any payable for this proceeding.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default. On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010. On May 19, 2010, the Company settled with TBF Financial for $30,000 with three payments of $1,000 due on May 19, 2010 and June and July 15, 2010 with a final payment of $27,000 on July 31, 2010. In July, 2010, the Company made the final payment of $27,000 on the settlement.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid. The Company and Rosenberg deny that Rustemagic is entitled to the gross total amount of money he is seeking. The matter has now been removed to arbitration. The Company has not reserved any payable for this proceeding.

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

(11)	Investment in Films

Investment in films includes the unamortized costs of one completed, unreleased film. The capitalized costs include all direct production and financing costs, capitalized interest and production overhead. The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of the film development costs are reviewed, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost. The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach. Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.

As of September 30, 2010, all of the investment in films is related to the “Dead of Night” production. Based on management’s assessment of ultimate revenue and anticipated release date of the film, the total film development cost of $12,837,051 will be amortized during 2011.

(12)	Related party transactions

The Company has an exclusive option to enter licensing of rights for agreements to individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., specific and only to those 404 Awesome Comics characters currently owned and controlled by RIP Media, Inc, a schedule of which has been provided to the Company. Rip Media, Inc is a related entity in which Scott Rosenberg has the economic benefit. Such licensing option includes all rights worldwide, not including print and digital comic publishing rights. The ownership of the intellectual property in its entirety, including copyright, trademark, and all other attributes of ownership including but not limited to additional material created after a license agreement from Rip Media to Platinum Studios, Inc (and however disbursed thereafter) shall be, stay and remain that of Rip Media in all documents with all parties, including the right to revoke such rights upon breaches, insolvency of the Company or insolvency of the licensee (s) or others related to exploitation of the intellectual property, and Platinum is obligated to state same in all contracts. In some cases, there are some other limitations on rights. Any licensing of rights from Rip Media to the Company is contingent upon and subject to Platinum’s due diligence and acceptance of Chain of Title. Currently, we have the above exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios CEO, Scott Mitchell Rosenberg is no longer the Company s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company. Rip Media Inc retains the right on the above characters to enter directly into agreements to license rights, negotiate and sign option agreements with other parties in so far as Platinum is made aware of the agreement prior to its signing, and that there is economic participation to Platinum in a form similar to its agreement with Rip Media in general, and that if there is a material to change to the formula, that Platinum’s Board of Directors may require specific changes to the proposed agreement such that it conforms with other licenses from Rip Media made from January 1, 2010 forward. If the material change is cured, then Rip’s rights to enter into an agreement, still subject to its financial arrangement with Platinum, remain the same. We do not have access to other characters, stories, rights (including trademarks, trade names, url’s) controlled by Rosenberg or his related entities. In regards to new acquisitions, including trademarks, Rip Media must present to Platinum, for Platinum’s acquisition, any rights it desires to acquire, and may only acquire if Platinum does not choose to acquire (within 5 business days of notice), however this acquisition restriction on Rip Media does not apply to any properties or trademarks or trade names or copyrights or rights of any kind that Scott Rosenberg or any of his related entities or rights to entities he may own or acquire or create that are, used to be, or could be related in any fashion to Malibu Comics or Marvel Comics, including trademarks and trade names that may be acquired by Rip Media or other Rosenberg entities due to expiration or abandonment by Malibu, Marvel or other prior owners of marks from other comics or rights related companies, or, such as with trademarks, marks that may be similar only in name or a derivative of a name, which Rip has the unfettered right to acquire and exploit without compensation to Platinum. For the nine months ended September 30, 2010, RIP Media, Inc. earned $475,000 under this arrangement of which $190,000 was paid in cash and $285,000 was accrued.

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

The Company entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg, the Company’s CEO and Chairman, in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009. During the nine months ended September 30, 2010, the Company made principle payments to Scott Rosenberg on the unsecured debt in the amount of $73,266.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The notes were subsequently extended thru November 30, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share. The debt is secured by all the assets of the Company.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The notes were subsequently extended thru November 30, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share. The debt is secured by all the assets of the Company.

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

In determining the fair market value of the embedded derivatives, we used discounted cash flows analysis. We also used a binomial option pricing model to value the warrants issued in connection with these debts. The Company determined the initial fair value of the embedded derivatives to be $715,904 and the initial fair value of the warrants to be $934,000 as of June 30, 2009. The embedded derivatives have been accounted for as a debt discount that will be amortized over the one year life of the notes. Amortization of the debt discount has resulted in $0 and a $729,088 increase to interest expense for the three and nine months ended September 30, 2010, respectively.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The fair value of these warrants has been recorded as part of the debt discount as discussed above as well as being recognized as a derivative liability. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and nine months ended September 30, 2010 resulted in a gain of $525,000 and a loss of $245,000, respectively.

In June, 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations. The selling price totaled $1,000,000 comprised of $500,000 in cash and $500,000 in future royalties. The Company has already received $300,000 of the cash proceeds with the balance of $200,000 due October 28, 2010. The Company will also receive payments equal to ten percent of Net Revenues generated from the website until the $500,000 of royalties is received. The Company retains partial ownership until the total selling price has been received.

(13)	Shareholders equity

In March 2010, the Company issued to a consultant 183,000 shares of common stock for $0.05/share which represented market value on the date of issuance totaling $9,150. Related services represented a finders’ fee associated with the current private placement with the value of the services charged to additional paid-in capital.

In April 2010, the Company issued 15,143,924 in fulfillment of previously received common stock subscriptions. The Company also issued 2,764,335 shares with a value of $138,217 as payment for services and accrued wages. The Company issued an additional 300,000 shares to Brian Altounian, the President of the Company, with a value of $15,000 for salary due.

In September, 2010, the Company issued to a consultant 1,212,725 shares of commons stock for services performed. The issuance represented a market value of $70,000.

As of September 30, 2010, the Company had sold 14,302,500 shares related to a private placement offering valued at $715,125. The related shares had not been issued at September 30, 2010 and accordingly, the $715,125 value of the shares sold has been included in Common Stock Subscribed at September 30, 2010.

(14)	Common stock equivalents

Warrants and options outstanding at September 30, 2010 are summarized as follows:

	Outstanding			Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Warrants outstanding, December 31, 2009	41,958,600	1.78	$0.10	41,958,600	$0.10
Granted	-	-	-	-	-

Warrants outstanding, September 30, 2010	41,958,600	1.78	$0.10	41,958,600	$0.10

As of September 30, 2010, no warrants have been exercised.

Options outstanding December 31, 2009	19,085,000	6.25	$0.10	18,547,190	$0.10
Granted	6,000,000	4.03	0.06	6,237,810	0.06
Forfeited	(500,000)	-	(0.10)	(500,000)	(0.10)
Options outstanding September 30, 2010	24,585,000	6.03	$0.10	24,285,000	$0.10

(15)	Income taxes

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

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations. There are no penalties accrued as of September 30, 2010, as the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

(16)	Subsequent events

In October, 2010, the Company issued 14,102,500 shares in fulfillment of previously received commons stock subscriptions with at value of $705,125.

In October, 2010 the Company issued 1,337,000 shares with a value of $66,850 which represented a finders’ fee associated with the current private placement with the value of the services charged to additional paid-in capital.

In October, 2010 the Company issued 1,603,853 shares with a value of $80,193 in settlement of debt.

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

GENERAL

We are a comics-based entertainment company. We own the rights to a library of over 4,000 comic book characters, which we adapt and produce for film, television and all other media. Our library contains characters in a full range of genre and styles. With deals in place with film studios and media players, our management believes we are positioned to become a leader in the creation of new content across all media.

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

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the nine months ended September 30, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Net Revenue

Net revenue for the three and nine months ended September 30, 2010 was $150,645 and $2,248,693, respectively, as compared to $66,159 and $222,250 for the three and nine months ended September 30, 2009. Currently the Company derives most of its revenue from options to purchase rights and the purchase of rights to properties. This type of revenue can vary significantly between quarters and years. The net revenue for the three months ended September 30, 2010 was primarily related to purchase of rights to properties for merchandising. The net revenue for the nine months ended September 30, 2010 was primarily purchased rights revenue from one customer as principle photography initiated on one of the Company’s properties. The net revenue for the three and nine months ended September 30, 2009 primarily represented purchased rights revenue from one customer.

Cost of revenues

For the three and nine months ended September 30, 2010, costs of revenue were $14,378 and $493,960, respectively as compared to $22 and $10,022 for the three and nine months ended September 30, 2009. The increase is primarily due to participation fees to a related party, RIP Media, Inc. as discussed in the related party transactions footnote.

Operating expenses

Operating expenses increased $116,079 or 31% for the three months ended September 30, 2010 to $489,774 as compared to $373,695 for the three months ended September 30, 2009. The increase was primarily related to increases of $5,989 in moving expense related to the Company moving its office to a new location, $11,964 in office expense as the Company digitized its legal documents and incurred printing costs related to its new address, $14,645 in commission expense related to new licensing revenues, $16,404 in accounting fees primarily related to a new offering of Company stock, $64,817 in consulting fees as the Company brought in two consultants to help with its strategic planning and operations and $42,131 in payroll taxes. These increases were offset by decreases in salary of $33,342 as the Company reduced its workforce and rent of $11,665 due to lower rent at the Company’s new office.

Operating expenses increased $493,894 or 35% for the nine months ended September 30, 2010 to $1,904,360 as compared to $1,410,466 for the nine months ended September 30, 2009. The increase was primarily related to increases of $24,459 in moving expense related to the Company moving its office to a new location, $86,489 in rent expense as the Company paid additional rent during the first six months of 2010 as it tried to work out its lease with Douglass Emmet, $41,789 in commissions related to new licensing agreements, $75,000 in a write down of a prepaid option, $212,918 in legal expense related to a percentage fee on due licensing revenue received in the second quarter and $216,501 in consulting fees as the Company brought in two consultants to help with its strategic planning and operations. These increases were offset by decreases in salary of $208,425 as the company reduced its workforce and accounting and audit fees of $20,074.

Research and development

Research and development costs increased $46,559 or 85% and $100,450 or 72% for the three and nine months ended September 30, 2010, respectively. This increase was due to increased salaries and one additional employee added to the development group.

Stock option expense

Stock option expense for the three and nine months ended September 30, 2010 was $153,600 and $262,295 respectively, as compared to $0 and $100,947 for the three and nine months ended September 30, 2009. The expense for the three months ended September 30, 2010 was related to new option grants compared to $0 for the three months ended September 30, 2009. Stock option expense for the nine months ended September 30, 2010 increased $161,348 to $262,295 as compared to $100,947 for the nine months ended September 30, 2009, with $211,570 of the expense related to new options granted.

Depreciation and amortization

For the three and nine months ended Sept 30, 2010 depreciation and amortization was $6,886 and $84,840, respectively as compared to $35,977 and $117,372 for the three and nine months ended September 30, 2009.

Gain on disposition of assets

Gain on disposition of assets for the three and nine months ended September 30, 2010 was $55,200 and $249,220, respectively, as compared to $0 for the three and nine months ended September 30, 2009. The gain for the three and nine months ended September 30, 2010 was primarily related to receipt of funds for the sale of the Company’s Drunkduck.com website to a related party.

Gain (loss) on settlement of debt

The company recorded a gain on settlement of debt of $27,492 and $109,949 for the three and nine months ended September 30, 2010, respectively, as compared to a loss of $28,517 for the three months ended September 30, 2009 and a gain of $453,451 for the nine months ended September 30, 2009. The gain for the three and nine months ended September 30, 2010 was primarily related to the settlement of leases in default. The gain for the nine months ended September 30, 2009 was due to the final payment issued to the Wowio former partners. This transaction was paid in stock at a value less than the acquisition payable remaining.

Gain (loss) on derivative liability

The Company recorded a gain on derivative liability of $525,000 for the three months ended September 30, 2010 and a loss of $245,000 for the nine months ended September 30, 2010, as compared to a loss of $1,210,000 for the three and nine months ended September 30, 2009. The derivative liability, recorded in connection with debts payable to the Company’s CEO during the three months ended June 30, 2009, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense
For the three and nine months ended September 30, 2010, interest expense was $121,279 and $1,079,444, respectively, as compared to $525,557 and $874,855 for the three and nine months ended September 30, 2009. The decrease for the three months and the increase of the nine months is primarily related to the timing of amortization of debt discount recorded as interest expense in connection with debts payable to the Company’s CEO during 2009.

As a result of the foregoing, the net loss decreased by $2,033,470 for the three months ended September 30, 2010 to $(128,887) and decreased by $1,542,578 for the nine months ended September 30, 2010 to $(1,702,282) as compared to the same periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg, the Company’s CEO and Chairman, in connection with the issuance of two secured promissory notes and an unsecured promissory note.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010. The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The notes were subsequently extended thru November 30, 2010. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share. The debt is secured by all the assets of the Company,

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010. The notes were subsequently extended thru November 30, 2010. The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share. The debt is secured by all the assets of the Company.

In December, 2008, the Company, thru its subsidiary, Long Distance Films, Inc., entered into a promissory note with Standard Charted Bank to fund the production of “Dead of Night” in the amount of $13,365,000. The loan is collateralized by all rights in the sales agency agreement and the distribution agreement in connection with the production. The interest rate is Libor plus 2% with the principle and all accrued interest due on April 1, 2011.

Net cash used by operations during the nine months ended September 30, 2010 was $268,093 as compared to $15,057,635 for the nine months ended September 30, 2009. The reduction in the cash used by operations was primarily due to $1,204,668 used for production costs associated with “Dead of Night” for the nine months ended September 30, 2010 as compared to $13,612,242 for the nine months ended September 30, 2009. Additional reductions in the cash used by operations were related to an increase in deferred revenue of $2,015,630 for the nine months ended September 30, 2010 as compared to an increase of $59,792 for the nine months ended September 30, 2009. The deferred revenues are primarily related to cash received on foreign sales of the film “Dead of Night” as deposits prior to delivery of the film to the distributors. Additionally, cash flows used by operations decreased as the Company generated $2.4 million in revenues for the nine months ended September 30, 2010 as compared to $.2 million for nine months ended September 30, 2009. These additional revenues allowed the company to come closer to meeting its overhead obligations without addition of substantial financing or equity investment in the Company.

Net cash provided by investing activities was $293,012 for the nine months ended September 30, 2010 as compared to cash used by investing activities for the nine months ended September 30, 2009 of $2,956, primarily due to cash receipts related to the sale of the Company’s Drunk Duck website.

Net cash provided by financing activities was $309,260 for the nine months ended September 30, 2010 as compared to $15,058,739 for the nine months ended September 30, 2009. The reduction in cash provided by financing activities is primarily attributed to less financing required for the production of the film “Dead of Night” for the nine months ended September 30, 2010 of $1,034,853 as compared to $14,411,320 for the nine months ended September 30, 2009. The Company was also able to make payments of $1,278,832 on non-related party loans for the nine months ended September 30, 2010 as compared to $22,313 for the nine months ended September 30, 2009, primarily related to payments made on the production loan for “Dead of Night” to Standard Chartered Bank from deposits received on foreign sales.

At September 30, 2010 the Company had cash balances of $486,246 and a restricted cash balance of $97,549. Restricted cash will be used in the production of the film “Dead of Night”. The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2010, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

The Company has reduced its overhead by moving to smaller office space and negotiating settlements on various leases. The Company’s current cash requirements are generally related to overhead and development costs of approximately $250,000 per month. The company has been able to piggyback on its success in achieving licensing revenues on one of its properties associated with a major studio release for summer of 2011, by exploiting its retained rights. The Company generated $100,000 during the third quarter 2010 in new licensing revenues on the property, but there is no assurance the Company will be able to continue to achieve new licensing revenues. The Company plans to utilize approximately $1.8M of a projected $5M potential offering, although there is no assurance the offering will be completed or the S-1 filing declared effective. The Company also anticipates that it will be able to extend its secured debt until such time as it has the resources to repay the debt, although there is no assurance the secured lender, Scott Rosenberg, the Company’s CEO and Chairman, will continue to extend the debt and to defer interest payments when necessary due to current cash flows.

MARKET RISKS

We conduct our operations in the United States. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations.

We are exposed to foreign exchange rate fluctuations as our foreign currency consumer receipts are converted into U.S. dollars. Foreign exchange rate fluctuations did not have a material impact on our financial results in the nine months ended September 30, 2010 or in the years ended December 31, 2009 and 2008.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $25,797,183 as of September 30, 2010. The Company plans to seek additional financing in order to execute its business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. Critical accounting policies and estimates are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change, and that may have an impact on financial condition or operating performance. For example, accounting for our investment in films requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 4 to our consolidated financial statements.

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

INVESTMENT IN FILMS. Investment in films includes the unamortized costs of one completed unreleased film. The capitalized costs include all direct production and financing costs, capitalized interest and production overhead. The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Investment in films are stated at the lower of amortized cost or estimated fair value. The valuation of the film development costs are reviewed by management, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost. The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach. Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.

Management’s current assessment of the fair value of its production, “Dead of Night” includes analysis of foreign territories sold, deposits received against foreign territory sales, estimated value of the unsold foreign territories and the guarantee by Omnilab Pty, Ltd of a domestic release of the film. Any change in these assessments could result in the write down of the investment in films.

INCOME TAXES. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of our historical operating losses, we have provided a full valuation allowance against our net deferred tax assets. When we have a history of profitable operations sufficient to demonstrate that it is more likely than not that our deferred tax assets will be realized, the valuation allowance will be reversed. However, this assessment of our planned use of our deferred tax assets is an estimate which could change in the future depending upon the generation of taxable income in amounts sufficient to realize our deferred tax assets.

WARRANT DERIVATIVE LIABILITY. Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg in connection with the issuance of two secured promissory notes and an unsecured promissory note. Two warrants were issued to Scott Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.

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

In determining the fair market value of the Warrants, we used the binomial model with the following significant assumptions: exercise price $0.038 – $0.048, trading prices $0.01 - $0.08, expected volatility 124.4%, expected life of 60 months, dividend yield of 0.00% and a risk free rate of 3.59%. The derivative liability is re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three and nine months ended September 30, 2010 resulted in a gain of $525,000 and a loss of $245,000, respectively. Any change in the significant assumptions could result in a different valuation that could effect the Company’s results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date. As of September 30, 2010, the accounts payable of the Company included a balance of $64,945 for this settlement.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with our deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring. The Company has not reserved any payable for this proceeding.

TBF Financial Inc. v. Platinum. On or about August 20, 2009, TB Financial, Inc. filed suit against the Company in the Superior Court of California, County of Los Angeles (Case No. BC420336) alleging that the Company breached a written lease agreement for computer equipment and seeking damages of $42,307 plus interest at a rate of ten percent (10%) per annum from July 7, 2008. On November 19, 2009, TB Financial filed a Request for Default against the Company; however, the Company turned the matter over to Company counsel to oppose any requests for default. On February 24, 2010, a default judgment was entered against the Company in the amount of $51,506 and the Company received a request for Writ of Execution on March 1, 2010. On May 19, 2010, the Company settled with TBF Financial for $30,000 with three payments of $1,000 due on May 19, 2010 and June and July 15, 2010 with a final payment of $27,000 on July 31, 2010. In July, 2010, the Company made the final payment of $27,000 on the settlement.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid. The Company and Rosenberg deny that Rustemagic is entitled to the gross total amount of money he is seeking. The matter has now been removed to arbitration. The Company has not reserved any payable for this proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010, the Company sold 19,603,984 shares of our common stock valued at $989,563.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 22, 2010.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Orrin Halper
Orrin Halper
Chief Financial Officer