Form 10-K
period 2010-12-31
Platinum Studios, Inc.
filed 2011-04-15
CIK 1410132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐   TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER: 333-145871

PLATINUM STUDIOS, INC.

CALIFORNIA (State or other jurisdiction of incorporation or organization)	20-5611551 (I.R.S. Employer Identification No.)

2029 S. Westgate Ave., Los Angeles, CA 90025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2010 was $13,123,438

The number of shares of registrant’s common stock outstanding, as of April 6, 2011 was 318,276,809

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

In December, 2008, the Company purchased Long Distance Films, Inc. (“LDF”) to facilitate the financing and production of the film “Dead of Night” (the Film”). LDF is the owner of the copyright in the Film and has certain obligation and liabilities with respect to the financing, production and distribution of Film, all of which obligations and liabilities are non-recourse to the Company (except for the Company’s guaranties for residuals required to be given by The Writers’ Guild and the Screen Actors’ Guild).   LDF is a wholly-owned subsidiary of the Company.  No consideration was paid by the Company for the acquisition of LDF.

Introduction

We are a comics-based entertainment company.  We own the rights to a library of over 5,000 comic book characters, which we adapt and produce for film, television and all other media. Our continually expanding library consists of characters that have appeared in comics in 25 languages and in more than 50 countries. Our library of comics-based characters spans across multiple genres and multiple target audiences. Not only have we developed many of our characters in-house, but we have also aggregated content from several third-party comic book publishers, in many cases acquiring the rights to use these characters via all media except print publishing.  We believe that the size of our library gives us a competitive edge over other comics-based libraries, as we will be able to go to market quicker with new opportunities to exploit our characters.

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

In addition to a broad universe of more than 1,000 characters developed in-house, we also acquired the rights to the characters and storylines of Italian-based, SBE Publishing’s Horror/Sci-Fi Universe and French-based, Hexagon Comics.  We believe that this library gives us an established international audience for our media exploitation plans. In addition to the international exploitation of these properties, there are significant other benefits to our relationships with SBE and Hexagon Comics, including providing us with the advantage of owning all exploitation rights (other than print publishing rights) to content created, without the burden of overhead to run extensive publishing entities, thus providing us with a constant source of new material. As our publishing partners expand their library, our character and story lists expand as well.  Our management believes that our strategy provides numerous synergies, including:

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

Library of Characters

Universe of Characters	Origins	# of Characters
SBE Horror	Europe	1,049 (ongoing)
Awesome Comics	North America	412
Hexagon Comics	Europe	702
Platinum Studios Macroverse	Worldwide	1,200 (ongoing)
Platinum Studios Acquisitions	Worldwide	1,680 (ongoing)

SBE Horror

This library comprises the following characters:

·	Characters: 422

Dylan Dog acquired from SBE:  422 characters

 Nathan Never acquired from SBD: 627

Our rights: We have all rights worldwide, not including print and some digital comic publishing rights.

Awesome Comics/RIP Media

·	Characters: 412

Our rights: The Company has an exclusive option to enter licensing of rights for agreements to individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., specific and only to those 404 Awesome Comics characters currently owned and controlled by RIP Media, Inc, a schedule of which has been provided to the Company. Rip Media, Inc is an entity in which Scott Rosenberg, the Company’s CEO and Chairman has an economic interest. Such licensing option includes all rights worldwide, not including print and digital comic publishing rights. The ownership of the intellectual property in its entirety, including copyright, trademark, and all other attributes of ownership including but not limited to additional material created after a license agreement from Rip Media to Platinum Studios, Inc (and however disbursed thereafter) shall be, stay and remain that of Rip Media in all documents with all parties, including the right to revoke such rights upon breaches, insolvency of the Company or insolvency of the licensee (s) or others related to exploitation of the intellectual property, and the Company is obligated to state same in all contracts.  In some cases, there are some other limitations on rights. Any licensing of rights from Rip Media to the Company is contingent upon and subject to the Company’s due diligence and acceptance of Chain of Title. Currently, we have the above exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which the Company’s CEO, Scott Mitchell Rosenberg, is no longer the Company’s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company. Rip Media Inc retains the right on the above characters to enter directly into agreements to license rights, negotiate and sign option agreements with other parties in so far as the Company is made aware of the agreement prior to its signing, and that there is economic participation to the Company in a form similar to its agreement with Rip Media in general, and that if there is a material to change to the formula, that the Company’s Board of Directors may require specific changes to the proposed agreement such that it conforms with other licenses from Rip Media made from January 1, 2010 forward. If the material change is cured, then Rip’s rights to enter into an agreement, still subject to its financial arrangement with the Company, remain the same.  We do not have access to other characters, stories, rights (including trademarks, trade names, url’s) controlled by Rosenberg or his related entities. In regards to new acquisitions, including trademarks, Rip Media must present to the Company, for the Company’s acquisition, any rights it desires to acquire, and may only acquire if the Company does not choose to acquire (within 5 business days of notice), however this acquisition restriction on Rip Media does not apply to  any properties or trademarks or trade names or copyrights  or rights of any kind that Scott Rosenberg or any of his related entities or rights to entities he may own or acquire or create that are, used to be, or could be related in any fashion to Malibu Comics or Marvel Comics, including trademarks and trade names that may be acquired by Rip Media or other Rosenberg entities due to expiration or abandonment by Malibu, Marvel or other prior owners of marks from other comics or rights related companies, or, such as with trademarks, marks that may be similar only in name or a derivative of a name, which Rip has the unfettered right to acquire and exploit without compensation to the Company.

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

Recent Developments

Print Publishing

Platinum Studios Comics (an imprint of the Company) has published over 50 comic books and graphic novels for distribution through traditional domestic channels and is developing international channels for worldwide print distribution.

Digital Publishing

Platinum continues to maintain its place as a frontrunner in the digital publishing space, making its content available and generating revenue through its digital publishing efforts.  Platinum has recently entered into digital publishing agreements with such leading digital comic distributors as graphic.ly and iversecomics.com, as well as continuing its publishing efforts with previous partners like drunkduck.com and wowio.com.

Filmed Entertainment

We currently have film and television development deals with several major film producers and several major studios including: Disney (Unique), Universal, Paramount and DreamWorks (Cowboys and Aliens) and Sony (untitled project).  Cowboys and Aliens planned US release date is July 29, 2011.  In February 2009, we announced a development deal with Sony Animation to produce a major animated feature from Platinum’s library of characters and stories. A production schedule has not been set.

In 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios-controlled property Dylan Dog: Dead of Night. We closed the financing for this film on February 6, 2009, and commenced principal photography on February 26, 2009. The film was completed in 2010.

The film stars Brandon Routh, Sam Huntington, and Anita Briem and had its worldwide premier during March of 2011, in Italy.  The film will receive a wide theatrical release in the US in April, 2011. The releasing entity will be the newly founded Omni/FSR label. Freestyle Releasing will facilitate the physical aspects of the film's theatrical run, but Omni/FSR, in conjunction with Omnilab Media and Cinemarket, will oversee all aspects of the film's release, including all marketing and P&A expenditures.

The film will be released in other foreign territories throughout 2011 and has been sold in foreign territories including Brazil, Germany, Latin America, South Africa, South Korea, Spain and the United Kingdom .

Based on one of the world's bestselling comic book series with over 60 million readers worldwide, Dylan Dog: Dead of Night blends horror, humor and sophisticated storytelling set in the backstreets of New Orleans -- a city with a long and storied history with the supernatural. The story revolves around Dylan Dog, the world's only private investigator of the undead with a business card that features his slogan, "investigator of the paranormal: no pulse, no problem." Along with his assistant Marcus, Dylan will go where the living dare not -- facing down friend and foe alike, until justice is done. Starring Brandon Routh ("Superman Returns"), Sam Huntington ("Being Human"), Anita Briem ("Journey to the Center of the Earth 3D") and Taye Diggs ("Rent"). The film is directed by Kevin Munroe ("TMNT").

The film is a Hyde Park Entertainment, Platinum Studios, Inc. and Omnilab Media Group presentation. The producers are Ashok Amritraj ("Premonition," "Traitor"), Scott Mitchell Rosenberg ("Cowboys & Aliens") and Gilbert Adler ("Constantine," "Superman Returns"). The Executive Producers are Christopher Mapp ("Tomorrow When the War Began"), Matthew Street ("W."), Peter D. Graves ("Terminator Salvation"), Will French ("Stone"), Kevin Munroe ("TMNT"), Stephen Roberts ("Game of Death"), Patrick Aiello ("Street Fighter: The Legend of Chun-Li"), Lars Sylvest ("Death Sentence"), David Whealy ("The Messenger"), and Randy Greenberg ("Cowboys & Aliens"). The screenplay is written by Joshua Oppenheimer and Thomas Dean Donnelly (whose credits together include "Sahara" and the upcoming "Conan the Barbarian" and "Doctor Strange"). The behind the scenes collaborators include the three-time Academy Award®-winning make-up effects company, DRAC Studios ("The Curious Case of Benjamin Button," "Mrs. Doubtfire," "Bram Stokers' Dracula").

Merchandise/Licensing

As of the date of this Report, we have entered into Dylan Dog licensing agreements with:

Cartiere Paolo Pigna S.p.A. (school supplies)

International Tobacco Agency Srl (lighters)

Fatex de La Ganga palmal (Male Apparel)

Global Watch Industries, S.p.A. (wrist watches)

Infinite Satue Srl. (collectibles)

Edibas Stationery Srl (calendars)

Manifatture Basanisi

Hobby & Work Srl

Primal intimo

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

In August, 2010 the  Company signed a licensing agreement with Gameloft S.A. for its comic books entitled Cowboys and Aliens to develop mobile content based on the property.

In September, 2010, the Company signed a licensing agreement with Mako Games, LLC for its comic books entitled Cowboys and Aliens to develop video games based on the property.

Industry Overview

In 2010, the releases of comic-based feature films grossed over $1 Billion worldwide.  Iron Man 2 and Kick-Ass, two features based on comics were released between March 12, 2010 and April 26, 2010 and accounted for $712 Million alone.  Following this, Red, The Losers, Marmaduke, and Scott Pilgrim vs. The World ended up grossing a remaining $321 Million.  In 2011, studios will invest over $1 Billion in comic-based IP with eight new major productions: Thor, Captain America: The First Avenger, Green Lantern, Cowboys & Aliens, X-Men: First Class, Dylan Dog: Dead of Night, The Adventures of Tintin: The Secret of the Unicorn, and Priest.  This will increase into the following year as the studios release features already including Superman: The Man of Steel, The Avengers, The Dark Knight Rises, Men In Black 3, The Amazing Spider-Man and 47 Ronin.  The Dark Knight Rises is the sequel to the third highest grossing movie of all time, The Dark Knight, ($1,001,921,825 worldwide) and Men In Black 3 is the third installment of the billion dollar franchise that Company CEO Scott Mitchell Rosenberg sold to Sony while running his former company, Malibu Comics.  While comic-based features in 2010 were confined to five releases, worldwide grosses still crossed the $1 Billion mark.  2011 and 2012 will exceed this with the investment and release of fourteen features based on comic books.  This trend in domestic and worldwide box office success proves that comic books and graphic novels continue to be a leading source of original material from which Hollywood pulls.

Print Publishing

Every project we publish is designed for eventual adaptation to other media, including film and television.  Our core business model focuses on the exploitation of our characters in all media.  We license our characters and stories for domestic and/or international comics publishing.  In some cases, we produce our own publications under the “Platinum Studios Comics” label, but we also have agreements with other publishers and original copyright holders whereby our agreement provides for these parties to continue publishing comic books and generate new characters and stories which are added to our ever-growing library of material.  Under these agreements, the publisher retains the publishing rights and generates ongoing serial publications, maintaining large staffs within their publishing and distribution organizations to achieve these goals.  We benefit tremendously from this relationship as all new characters and story lines generated from new publications are added to our library, without the burden of carrying an entire publishing and distribution staff.  One such example of this arrangement is the Bonelli Publishing library from Italy, which has been producing comic books in printed form for over 50 years.  Popular characters from the Bonelli library include Nathan Never and Dylan Dog. Pursuant to our agreement with Bonelli Publishing, certain characters which they develop are added to our library.

Print Publishing Schedule

Since the successful launch of our inaugural graphic novel, Cowboys & Aliens, in December, 2006, we published over 75 comic books and graphic novels for distribution through traditional domestic channels.    The writers and artists of these titles are hired on a work-for-hire basis. In January 2008, we entered into a worldwide publishing agreement deal with HarperCollins for our graphic novel Cowboys & Aliens  The HarperCollins hardcover was in the stores as of April, 2011.

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

We also distribute our products to consumers and retailers via our Web store. The site allows the comic book fan to get a closer look at the books, the creators and sample artwork.

We also license our products through established bookstore publishing companies, such as our licensing arrangement with Harper Collins for hardcover graphic novels.

As a comic publisher, we have discovered that there is little to no correlation between the sales of printed comics and the revenues generated by the affiliated media properties developed out of the underlying comic material. Men in Black, for example, generated over $1Billion in worldwide box office between two movies but had print sales of less than $5,000 per issue.  Additionally, we have seen that the distribution model for print can be considered fairly restrictive. Diamond Distributors previously raised the sales threshold for all print publishers, eliminating re-orders beyond 60 days, further restricting access to a broader print audience. Finally, the development expense for our print comics has, historically, barely been covered by the subsequent revenues, and in many cases, act as “loss leaders” for the launch of ancillary product streams. With the above considerations, we have reduced our output of print comics, and we will most likely focus our efforts on printing just those titles that have a film, television, or video game development agreement. For the other titles, we will distribute on mobile, tablet and PC platforms.

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

·	Cowboys & Aliens (Dreamworks/Paramount/Imagine/Universal) – scheduled to be released by Universal Pictures on July 29, 2011 in North America and internationally by Paramount Pictures.
·

Sony Animation Development Deal – In February 2009, the Company announced a development deal with Sony Animation to produce a “hybrid” feature film (containing both animated and live-action elements), based on Platinum-owned characters.

We are currently in contract negotiations on our first film from Top Cow comics library, The Witchblade.  We hope to be in production on this film sometime in the next 12 – 24 months.  We are always seeking out opportunity for other slate opportunities such as direct-to-home video slate and genre-specific, low-budget slates.

In January 2008, we entered into a co-production and distribution deal with Hyde Park Entertainment for a feature film based on the Platinum Studios’-controlled property, Dylan Dog: Dead of Night. Funding for the film closed in February 2009, we commenced principal photography on February 26, 2009 and completed principal photography in May, 2009. The film has been completed and had its worldwide premier in Italy in March, 2011.  The US release is slated for April, 2011.

Filmed Entertainment: Television

In television, we intend to (1) continue our strategy of licensing our characters and stories to third-party producers for sale to broadcast and cable television networks: and (2) secure third-party financing to produce our own specials and series.

Currently, we have a licensing arrangement on the property Metadocs with Syfy and Fremantlemedia and Bob Cooper's Landscape entertainment

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

Video Game Licensing

Whenever possible, we have made it a normal course of business to reserve interactive game rights for our properties. When licensing our properties to studios and networks, we negotiate to maintain control of the video game rights or, at the very least, the game rights for the “classic” intellectual property. We will establish publishing and distribution relationships with producers and other industry leaders in the game industry and we will act as creative co-producer to create either console games, handheld device games, online casual games and/or mobile games. We are actively seeking game deals for Atlantis Rising, and Dead of Night, of which one is in development for feature films and one has been completed as a feature film.

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

Merchandise Licensing Industry

Toy Industry approximately $21 billion dollars a year in revenue. A quarter of that revenue comes from licensed toys, based on movies, television, cartoon, and comic book characters

According to the NRF Foundation, retail sales preliminarily rose 5.7 percent in November and December 2010 to $462 billion, surpassing the agency’s initial forecast of 3.3 percent, representing the best sales gain since 2004.

Industrywide sales of entertainment-related toys have risen 38% since 2004, while regular toy sales fell 14% .

Hasbro and rival Mattel control a combined 35% of the U.S toy market and are the only manufacturers with a large international footprint.

EMPLOYEES

We currently employ six full-time employees and one part time. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

CHANGES IN TECHNOLOGY MAY REDUCE THE DEMAND FOR THE PRODUCTS OR SERVICES WE MAY OFFER FOLLOWING A BUSINESS COMBINATION.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful. If we are unable to respond quickly to changes in technology our business will fail.

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

WE MIGHT BE DISADVANTAGED BY CHANGES OR DISRUPTIONS IN THE WAY FILMS ARE DISTRIBUTED.

The manner in which consumers access film content has undergone rapid and dramatic changes. Some ancillary means of distribution, such as the DVD market, have gained importance, while others have faded. We cannot provide any assurance that new distribution channels will be as profitable for the film industry as today’s channels or that we will successfully exploit any new channels. We also can not provide any assurance that current distribution channels, such as the DVD market, will maintain their profitability. In addition, films and related products are distributed internationally and are subject to risks inherent in international trade including war and acts of terrorism, instability of foreign governments or economies, fluctuating foreign exchange rates and changes in laws and policies affecting the trade of movies and related products.

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

The company has unpaid liabilities due to the Internal Revenue Service for employee obligations, which is approximately $120,000.  We have entered into payment plans to pay off these liabilities but there can be no guarantee that the Company will be able to continue making such payments.  If the Company defaults on its payment plans, the governmental entities involved might exercise their collection powers, which may be abrupt and immediate, and could possibly levy upon existing accounts of the Company, with no notice or little advance warning.

WE MAY INCUR LIABILITIES THAT WE MIGHT BE UNABLE TO REPAY IN THE FUTURE

We may incur liabilities with affiliated or unaffiliated lenders.  These liabilities would represent fixed costs which would be required to be paid regardless of the level of our business or profitability.  Our current liabilities as of December 31, 2010 were as follows:  accounts payable of $1,195,673, accrued expenses of $1,278,092, short-term notes payable of $10,960,274, related party payable of $347,500, related party notes payable, net of debt discount, of $1,279,018 (plus $189,770 in accrued interest), derivative liabilities of $7,763,968, deferred revenue of $3,973,738 and capital lease obligations of $11,627 for total current liabilities of $26,999,660.  There is no assurance that we will be able to pay all of our liabilities.  Furthermore, we are always subject to the risk of litigation from customers, suppliers, employees, and others because of the nature of our business, including but not limited to consumer lawsuits.  Litigation can cause us to incur substantial expenses and, if cases are lost, judgments, and awards can add to our costs. An increase in our costs may cause us to increase the prices at which we charge our customers which may lead to our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

THE COMPANY HAS GRANTED A SECURITY INTEREST IN ALL OF ITS ASSETS TO SECURE DEBT FINANCING WHICH THE COMPANY MAY DEFAULT UPON UNLESS SUBSTANTIAL ADDITIONAL FINANCING IS RECEIVED BY THE COMPANY.

In May 2009, the Company entered into an agreement with its CEO, Scott Mitchell Rosenberg, for Mr. Rosenberg to loan the Company $500,000 for a term of one year.  This amount is in addition to the $1.9 Million previously loaned to the Company by Mr. Rosenberg.  In exchange for the additional loan of funds, Mr. Rosenberg required a security interests in all of the assets of the Company, securing both the repayment of new funds as well as 50% of the pre-existing debt, for a total of $2.4 million in secured debt held by Mr. Rosenberg.  In June, 2009, Mr. Rosenberg loaned the Company an additional $225,000 which was secured by the assets of the Company as well as securing an additional $1,125,000 of the remaining pre-existing debt. The secured debt carries a term of 12 months and requires certain affirmative and negative financial covenants.  The notes were extended from their original due dates until May and June of 2011, respectively.  If the Company is unable to raise additional outside funding, whether in the form of equity or debt, the Company may be unable to avoid a default under Mr. Rosenberg’s secured debt, triggering a right for Mr. Rosenberg to foreclose on the assets of the Company to repay all of the secured debt.

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

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY

VOICE IN OUR MANAGEMENT.

Our principal stockholders, officers and directors, in the aggregate, beneficially own approximately 66% of our outstanding common stock. Our Chairman, Scott Rosenberg and President and Chief Operating Officer, Brian Altounian beneficially own approximately 328,095,980 and 20,188,214 shares of our outstanding common stock, respectively. As a result, our principal stockholders, officers and directors, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that our capital requirements in the next six months will be approximately $1,500,000. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans.  Any additional equity financing may involve substantial dilution to our then-existing shareholders.

BECAUSE OF OUR DEPENDENCE ON A LIMITED NUMBER OF TRADITIONAL MEDIA OUTLETS, ANY SIGNIFICANT REDUCTION IN DEALS WITH MAJOR FILM STUDIOS AND TELEVISION/CABLE NETWORKS MAY IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our business to date has been dependent upon a small number of licensing transactions with major studios and television/cable networks. For the years ended December 31, 2010 and 2009, a very small number of transactions accounted for a disproportionately large percentage of our revenue. As of December 31, 2010, one transaction to one customer accounted for 90% of our revenue.  As of December 31, 2009, transactions to three customers accounted for 67% of our revenue.  Three transactions accounted for the revenues from two of the customers and an ongoing licensing from one of our properties accounted for all of the revenues from the third customer.  The loss of or significant reduction in transactions to any of these traditional media outlets could impair our ability to operate profitably and we may not be able to replace any decline in revenue.

DUE TO OUR HISTORY OF OPERATING LOSSES, OUR AUDITORS ARE UNCERTAIN THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming that we will continue as a going concern.  For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we had net losses of approximately $9.9 million, $3.4 million and $11.2 million, respectively.  The independent auditors’ reports issued in conjunction with the financial statements for the years ended December 31, 2010 and December 31, 2009 contain an explanatory paragraph indicating that the foregoing matters raise substantial doubt about our ability to continue as a going concern.  We cannot guarantee that we can generate net income, increase revenues or successfully expand our operation in the future, and if we cannot do so, the company may not be able to survive and any investment in the Company may be lost.

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

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE; ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our Common Stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our Board of Directors. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.    PROPERTIES.

Our offices are located at 2029 S. Westgate Ave., Los Angeles, CA  90025, and consist of approximately 3,400 square feet. We entered into a three year lease for our offices which requires payments of $7,848 per month or minimum annual payments of $38,164 in 2010, $95,586 in 2011, $98,454 in 2012 and $45,793 in 2013. Our lease expires on June 15, 2013.

ITEM 3.    LEGAL PROCEEDINGS

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date. As of December 31, 2010, the accounts payable of the Company included a balance of $27,318 for this settlement. As of March 31, 2011, the accounts payable of the Company included a balance of $18,256 for this settlement.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid.  The matter was settled thru arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served on the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for quotation on the OTC Bulletin Board under the symbol “PDOS” on January 10, 2008. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal 2010
Quarter Ended	High	Low
March 31 June 30 September 30 December 31	$0.07 $0.14 $0.09 $0.08	$0.045 $0.04 $0.05 $0.05

Fiscal 2009
Quarter Ended	High	Low
March 31 June 30 September 30 December 31	$0.085 $0.065 $0.11 $0.096	$0.02 $0.035 $0.0385 $0.046

As of December 31, 2010, our shares of common stock were held by approximately 430 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owner’s common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

In April 2010, the Company issued to a consultant 183,000 shares of common stock for $0.05/share which represented the market value on the date of issuance totaling $9,150. Related services represented a finders’ fee associated with the private placement with the value of the services charged to additional paid-in capital.

In April 2010, the Company issued 15,143,924 in fulfillment of previously received common stock subscriptions.  In June 2010, the Company also issued 2,764,335 shares with a value of $138,217 as payment for services and accrued wages.  In April 2010, the Company also issued an additional 300,000 shares to Brian Altounian, the President of the Company, with a value of $15,000 for salary due.

In September, 2010, the Company issued to a consultant 1,212,725 shares of common stock for services performed.  The issuance represented a market value of $70,000.

In October, 2010, the Company issued 14,802,500 shares in fulfillment of previously received common stock subscriptions with a value of $740,125.

In October, 2010, the Company issued 1,337,000 shares with a value of $66,850 which represented a finders’ fee associated with the current private placement with the value of the services charged to additional paid-in capital.

In October, 2010, the Company issued 1,603,853 shares with a value of $80,193 for services and in settlement of debt.

In December, 2010, the Company issued 1,742,845 shares of common stock to consultants for services performed with a value of $94,140.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as from inception (November 20, 1996) through December 31, 2010.

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,865,000	$0.09	30,135,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	14,865,000		30,135,000

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

In January, 2011, the Company’s Board of Directors approved the Platinum Studios, Inc. 2011 Employee Benefit Plan (“2011 Plan”).  The 2011 Plan has initially reserved 15,000,000 shares of common stock for issuance.

Purpose . The primary purpose of the 2011 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration . The 2011 Plan is administered by the compensation committee of our Board of Directors. No determination by the Committee shall be final, conclusive and binding upon the Company unless and until the Board of Directors has approved the same; provided, however, that if the Committee is composed of a majority of the persons then comprising the Board of Directors of the Company, such approval by the Board of Directors shall not be necessary.  The Committee shall determine at any time and from time to time after the effective date of this 2011 Plan: (i) the Eligible Participants; (ii) the number of shares of Common Stock issuable directly or to be granted pursuant to an Option; (iii) the price per share at which each Option may be exercised, in cash or cancellation of fees for services for which the Company is liable, if applicable, or the value per share if a direct issue of stock pursuant to a Stock Award; and (iv) the terms on which each Option may be granted.

ITEM 6.    SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

We are a comics-based entertainment company.  We own the rights to a library of over 5,000 comic book characters, which we adapt and produce for film, television and all other media. Our library contains characters in a full range of genre and styles.  With deals in place with film studios and media players, our management believes we are positioned to become a leader in the creation of new content across all media.

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

We derive revenues from a number of sources including:  Print Publishing, Filmed Entertainment and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the twelve months ended December 31, 2010 and 2009.  The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 was $2,273,241 compared to $292,940 for the year ended December 31, 2009.  Currently the Company derives most of its revenue from options to purchase rights and the purchase of rights to properties. This type of revenue can vary significantly between quarters and years.  The increase in revenues from 2009 to 2010 of approximately $2,000,000 was related to rights fees from one customer upon start of principal photography on a feature film based on one of the Company’s properties.

EXPENSES

Cost of revenues

For the year ended December 31, 2010, cost of revenues was $558,122 compared to $73,390 for the year ended December 31, 2009. The increase is primarily due to participation fees to a related party, RIP Media, Inc. as discussed in the related party transactions footnote.

Operating expenses

Operating expenses increased $884,772 or approximately 41% for the year ended December 31, 2010 to $3,053,057, as compared to $2,168,285 for the year ended December 31, 2009.  The increases were related to higher commission expenses of $186,000 related to foreign licensing on “Dead of Night,” increased legal fees of $100,000 related to Company financing issues and note extensions, increased foreign withholding taxes of $53,000 related to foreign licensing on “Dead of Night,” increased consulting fees of $387,000 as the Company turned to flexible consulting arrangements to manage key executive functions and $75,000 in a write down of a prepaid option.

Stock option expense was $246,625 for the year ended December 31, 2010 as compared to $85,766 for the year ended December 31, 2009.  This increase was primarily due to the issuance of new fully vested stock options to long time employees and pursuant to a separation agreement with a previous executive of the company.

For the year ended December 31, 2010 depreciation and amortization was $92,736 compared to $153,368 for the year ended December 31, 2009. The decrease is related to fixed assets becoming fully depreciated during the year and the sale and abandonment of assets when the Company moved its office location.

Development costs

Development costs increased $112,304 or 57% for the year ended December 31, 2010 to $308,992, as compared to $196,688 for the year ended December 31, 2009. The increase was primarily due to additional staff added to the development department and increased salaries to current staff.

Impairment of  investment in film library

For the year ended December 31, 2010, impairment of investment in film library was $3,200,000 as compared to $0 for the year ended December 31, 2009.  The impairment for the year ended December 31, 2010 was related to a write down in the value of the film library costs based on an assessment of the ultimate revenue projection of the one film in the library.

Gain on disposition of assets

Gain on disposition of assets was $295,220 for the twelve months ended December 31, 2010 as compared to $259 for the twelve months ended December 31, 2009. The gain for the twelve months ended December 31, 2010 was primarily related to receipt of funds for the sale of the Company’s Drunkduck.com website to a related party.

Gain on settlement of debt

The Company recorded a gain on settlement of debt of $26,870 for the twelve months ended December 31, 2010 as compared to $453,451 for the twelve months ended December 31, 2009.  The net gain for the twelve months ended December 31, 2010 was a combination primarily of gains on the settlement of leases in default for $131,000 offset by losses on settlement of payables and payment of services thru the issuance of stock at a discount to market price at a loss of $104,000.  The net gain for the twelve months ended December 31, 2009 was primarily due to the final payment to the Wowio former partners through the issuance of common stock, partially offset by losses incurred in the settlement of accounts payable and notes payable through the issuance of common stock.

Loss on derivative liability

The Company recorded a gain on valuation of derivative liability of $429,391 for the twelve months ended December 31, 2010. The derivative liability, recorded in connection with secured debts payable to the Company’s Chairman and CEO, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Cost of private placement

The cost of private placement expense for the twelve months ended December 31, 2010 of $3,276,301 is related to the extensions of the secured debt held by the Company’s Chairman and CEO, Scott Rosenberg.  In October of 2010, the debts that were originally due in May and June of 2010 were extended thru May and June of 2011.  As part of the consideration for the extensions, new warrants were issued to Scott Rosenberg.  The cost of financing is the value of the conversion feature of the debt and the value of the new warrants less the debt discount recorded.  The value of the conversion feature and new warrants was $6,992,359, less the debt discount of $3,750,000.  The cost of private placement also includes $33,942 related to a retroactive increase in the interest rate on the notes from 8% to 10%.

Interest expense

For the year ended December 31, 2010 interest expense was $2,636,714 compared to $1,373,755 for the year ended December 31, 2009. The increase is primarily related to an increase in the amortization of debt discount recorded as interest expense in connection with secured debts payable to the Company’s CEO.

As a result of the foregoing, the net loss increased by $6,554,701 for the year ended December 31, 2010, to $9,939,523, as compared to $3,384,822 for the year ended December 31, 2009.  Approximately $7,900,000 of the increase was attributable to increase in losses taken on intangible assets, stock option issuances, increase in interest expense and cost of private placement.  Operating expense and research and development expense contributed to the increase in net loss by approximately $896,000.  These expense increases were offset by increases in gain on disposition of assets and valuation of derivative liabilities of approximately $991,000.

LIQUIDITY AND CAPITAL RESOURCES

Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg, the Company’s CEO and Chairman, in connection with the issuance of two secured promissory notes.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010.   The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The notes were subsequently extended thru May 6, 2011. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.  The debt is secured by all the assets of the Company.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010.  The notes were subsequently extended thru June 3, 2011.  The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share. The debt is secured by all the assets of the Company.

On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman and major note holder, Scott M. Rosenberg to extend the due dates of certain existing loans made by Mr. Rosenberg to the Company.  Pursuant to the terms of the agreements, the new due date for certain loans totaling $2,400,000 will be May 6, 2011 and the new due date for other loans totaling $1,350,000 will be June 3, 2011.  The interest rate on all of these loans has been increased from 8% to 10%, effective upon the original due dates of May 6, 2010, and June 3, 2010, respectively.

In exchange for these due date extensions, the Company granted to Mr. Rosenberg:

     (1) Two additional sets of warrants to purchase the Company’s common stock.  The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, by exercise of warrants at $0.11 per share.  Both sets will expire on October 22, 2020; and

     (2) As more fully described in the Intellectual Property Rights Assignment Agreement between the Company and Scott Rosenberg (included as an exhibit to the Company’s 8K filing, as amended, on December 28, 2010), 25% of gross revenues from those certain co-ownership rights assigned to Scott Rosenberg.  A list of intellectual property that is excluded from this agreement is also in the exhibit to the 8K filing.

In December, 2008, the Company, thru its subsidiary, Long Distance Films, Inc., entered into a promissory note with Standard Charted Bank to fund the production of “Dead of Night” in the original amount of $13,365,000.  The amount due on this note as of December 31, 2010 was $9,799,878.  The loan is collateralized by all rights in the sales agency agreement and the distribution agreements in connection with the production.  The interest rate is Libor plus 2% with the principal and all accrued interest was due on April 1, 2011.  The note is currently in default.

The company has unpaid liabilities due to the Internal Revenue Service for employee obligations, which is approximately $120,000.  We have entered into payment plans to pay off these liabilities but there can be no guarantee that the Company will be able to continue making such payments.  If the Company defaults on its payment plans, the governmental entities involved might exercise their collection powers, which may be abrupt and immediate, and could possibly levy upon existing accounts of the Company, with no notice or little advance warning.

Net cash flow provided by operations during the twelve months ended December 31, 2010 was $910,108 as compared to net cash flow used in operations of $14,966,547 for the twelve months ended December 31, 2009.  The increase in cash flows from operations for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009 was primarily due an increase in impairment expense of $3,200,000, an increase in amortization of debt discount of $1,087,290, an increase in the cost of financing of $3,276,301, an increase in gain on valuation of derivative liability of $696,391, a decrease in investment in film library of $12,838,427, a decrease in prepaid expense and other current assets of $822,852, an increase in deferred revenue of $1,457,215 and an increase in net loss of $6,554,701.

Net cash flows provided by investing activities was $321,800 for the year ended December 31, 2010, primarily related to receipts from the sale of the Company’s drunkduck.com website to a related party.

Net cash used in financing activities was $1,307,700 for the twelve months ended December 31, 2010 as compared to net cash flow provided by financing activities of $15,079,547 for the twelve months ended December 31, 2009. The reduction in cash provided by financing activities is primarily attributed to less financing required for the production of the film “Dead of Night” for the twelve months ended December 31, 2010 of $1,073,854 as compared to $14,390,341 for the twelve months ended December 31, 2009.  The Company was also able to make payments of $3,042,173 on non-related party loans for the twelve months ended December 31, 2010 as compared to $142,843 for the twelve months ended December 31, 2009, primarily related to payments made on the production loan for “Dead of Night” to Standard Chartered Bank from notice of delivery milestone payments received for foreign licensing agreements.  This was offset by a reduction in payments to related parties, primarily Scott Rosenberg, the Company’s CEO, of $90,562 for the twelve months ended December 31, 2010 as compared to $1,353,160 for the twelve months ended December 31, 2009.

At December 31, 2010 the Company had cash balances of $76,275.  The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2011, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

GOING CONCERN

During the year ended December 31, 2010, the Company had a net loss of $9,939,523. At December 31, 2010, the Company had a working capital deficit of $18,619,678 (excluding its derivative liability) and a shareholders’ deficiency of $16,524,648. The Company is also delinquent in payment of certain amounts due of $123,248 for payroll taxes as of December 31, 2010 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to December 31, 2010, the Company raised $387,083 through the issuance of convertible notes payable and the sale of common stock through an equity line of credit

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  Critical accounting policies and estimates are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change, and that may have an impact on financial condition or operating performance.  For example, accounting for our investment in films requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 3 to our consolidated financial statements.

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

INVESTMENT IN FILMS. Investment in films includes the unamortized costs of one film for which principal photography has been completed and is currently in post-production.  The capitalized costs include all direct production and financing costs, capitalized interest and production overhead.  The costs of the film productions are amortized using the individual-film-forecast-method, whereby the costs are amortized and participations and residual costs are accrued in proportion that current year’s revenues bears to managements’ estimate of ultimate revenue at the beginning of the current year expected to be recognized from exploitation, exhibition or sale of the film.  Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Investment in films is stated at the lower of amortized cost or estimated fair value.  The valuation of the film development costs are reviewed by management, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost.  The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach.  Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.

Management’s current assessment of the fair value of its production, “Dead of Night” includes analysis of foreign territories sold, deposits received against foreign territory sales, estimated value of the unsold foreign territories and the guarantee by Omnilab Pty, Ltd of a domestic release of the film.  Based on the analysis for the year ended December 31, 2010, the Company recorded an impairment charge of $3,200,000.  Any change in these assessments could result in the write down of the investment in films.

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

On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman and major note holder, Scott M. Rosenberg to extend the due dates of certain existing loans made by Mr. Rosenberg to the Company. In exchange for these due date extensions, the Company granted to Mr. Rosenberg:

               Two additional sets of warrants to purchase the Company’s common stock.  The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, by exercise of warrants at $0.11 per share.  Both sets will expire on October 22, 2020.

In determining the fair market value of the Warrants and the conversion feature of the notes, we used the binomial model with the following significant assumptions:  exercise price $0.038 - $0.11, trading prices $0.07, expected volatility 89.7%, dividend yield of 0.00% and a risk free rate of 0.21% to 2.60%.

The derivative liabilities are re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the twelve months ended December 31, 2010 resulted in a gain of $429,391.  Any change in the significant assumptions could result in a different valuation that could affect the Company’s results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page 47 and is hereby incorporated by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  It was concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control of procedures.

LACK OF AUDIT COMMITTEE : We do not have a functional audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

In order to mitigate these material weaknesses to the fullest extent possible the Company will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, key employees and directors as of December 31, 2010.

Name	Age	Position
Scott Mitchell Rosenberg	48	Chairman & Chief Executive Officer
Brian Kenneth Altounian	47	President, Chief Operating Officer and Director
Jill Zimmerman	48	Director
Mark Canton	61	Director
Lawrence “Larry” White (1)	46	Director
Orrin Halper	49	Chief Financial Officer and Corporate Secretary

(1) Appointed on March 2, 2011

_________________

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

Jill M. Zimmerman has been a director since September 16, 2006. Ms. Zimmerman is Vice President of the Alford Group, Inc., a national consulting firm to not-for-profit organizations based in Seattle, Washington. She has more than twenty years of experience in the not-for-profit sector and has expertise in strategic planning, board governance, fund development, and organizational change management. Clients have included both national and local organizations. Before joining the Alford Group, Ms. Zimmerman was the Development Director for Alternatives, a youth and family service agency in Chicago. She also developed programs for UNICEF in Liberia, Africa. She has volunteered for Student Sponsorship Programme in South Africa and the Kovler Center for Victims of Torture and Abuse at Heartland Alliance. Ms. Zimmerman earned her undergraduate degree from University of California, Santa Barbara and a master's degree from the University of Chicago School of Social Service Administration(SSA). She currently teaches at SSA and serves on a committee on non-profit management.

Mark Canton became a director on May 10, 2010.  In 1985, Mr. Canton became President of Worldwide Theatrical Production. In 1991, Mr. Canton joined Sony Pictures Entertainment’s Columbia Pictures as Chairman of the Board of Directors.  By 1994, he became Chairman of the Columbia TriStar Motion Picture Companies with all creative, operational, and management responsibility for Columbia Pictures, Triumph Films, Sony Pictures Classics, SPE’s international theatrical operations and Columbia TriStar’s strategic motion picture alliances.  During his time at Sony, the company released such films as: A Few Good Men, Groundhog Day, In the Line of Fire, Bram Stoker’s Dracula, Bad Boys, The Net, The Professional, The Fifth Element, Jumanji, Sense and Sensibility, Legends of the Fall, The Mirror Has Two Faces, A League of Their Own, Fly Away Home, Sleepless in Seattle, Poetic Justice, The Age of Innocence, Little Women, The Remains of the Day, The People vs. Larry Flynt, As Good As it Gets, Jerry Maguire, My Best Friend’s Wedding, Anaconda, Air Force One.  In addition, Mr. Canton initiated I Know What You Did Last Summer, Starship Troopers, Zorro, Godzilla, and Stepmom.

In 1997, Mr. Canton returned to Warner Bros. to create his own production entity, The Canton Company.  The Canton Company produced Jack Frost, Get Carter, and Red Planet.

In 2002, Mr. Canton joined Artists Production Group as a partner, Chairman and CEO.  In December 2003, he launched Atmosphere Entertainment MM, an entrepreneurial venture to develop, produce and finance theatrical motion picture and television programming.  Mr. Canton is presently developing new television projects at HBO, ABC, CBS, TNT and Lifetime.

A native of New York, Canton is a 1971 UCLA graduate (magna cum laude) and a member of UCLA’s National Honor Society for American Studies. In addition to serving on the UCLA Board of Councilors and the Deans Advisory Board for the School of Theatre, Film, and Television, he was Vice Chairman of the Board of Directors of the American Film Institute and Founder and Chairman Emeritus of AFI’s Third Decade Council.

Lawrence “Larry” White became a director on March 2, 2011.  Since 2002, Lawrence "Larry" White has worked with LKW Consulting, an accounting, finance and strategic planning firm that he founded in 2002. Prior to that time, Mr. White spent three (3) years as the Senior Vice-President and Chief Financial Officer for Elizabeth Arden Red Door Spas, four (4) years as Vice-President of Accounting for the Arizona Diamondbacks of Major League Baseball, the Phoenix Suns of the National Basketball Association, Chase Field (formerly, "Bank One Ballpark") and US Airways Arena (formerly, "America West Arena"), and two (2) years as the Vice-President of Finance for Main Street Restaurant Group, Inc. (NASDAQ Symbol: MAIN), a publicly traded restaurant company in Phoenix, Arizona. Mr. White also spent five (5) years in public accounting with the Boston offices of Price Waterhouse and Pannell Kerr Forster and is currently a licensed Certified Public Accountant in both Massachusetts and Arizona.

Orrin Halper, CPA (inactive) joined Platinum Studios, Inc. in 2009 as the Company’s controller.  He was appointed Chief Financial Officer and Corporate Secretary on October 22, 2010.  From 2004 thru 2009, Mr. Halper was Controller for a consumer products distribution and sales company trading on the OTCBB.  Prior to 2004, Mr. Halper held VP-Finance and Controller positions at several entertainment companies specializing in film production and distribution and post production.  Mr. Halper holds a Bachelor of Arts degree in business economics from the University of California, Santa Barbara.

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

CONFLICT OF INTEREST

Scott Mitchell Rosenberg is attached and credited at his election as producer or executive producer, without offset, to provide  production consulting services to the Company’s Customers (Customer) (including but not limited to production companies, studios, financiers and any company related to filmed entertainment or audio visual productions) on all audio visual productions through Scott Mitchell Rosenberg Productions (a type entity which  is often, in the entertainment industry, referred to as a “loan-out” company through which separate agreements are made) from which Scott Rosenberg benefits economically. Rosenberg’s right is absolute and not subject to restriction or offset by Company.  These agreements are often separately made between the loan-out company and the customer, at the time the Company enters into an agreement with a Customer.  In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity.  Revenue would be paid directly to the related entity by the Customer, and not considered as compensation from the Company. Most recently, Mr. Rosenberg received $400,000 for producing and development fees for Dead of Night and in 2010 received approximately $440,000 for producing and development fees on Cowboys & Aliens. Mr. Rosenberg was responsible for sharing these fees with another participant. In the case of Dead of Night, the entire amount was included in and considered part of Mr. Rosenberg’s compensation because Dead of Night Productions is a subsidiary of the Company.

Up until June 30, 2009, Brian Altounian, President of the Company, devoted 100% of his time to the Company’s business.  Effective July 1, 2009, concurrent with the consummation of the purchase by Alliance Acquisition (an affiliate of Mr. Altounian’s) of the Company’s subsidiary WOWIO, LLC, Mr. Altounian reduced his time commitment  to the Company.  The primary focus of Mr. Altouian’s time commitment is raising financing for the Company.  Since the Company is entitled to a royalty in perpetuity from WOWIO and the success of WOWIO could have a positive financial impact on the Company.

Mr. Halper, the Company’s CFO and Secretary works on a part time basis and devotes the time necessary in order to maintain the books and records of the company and prepare the Company’s SEC filings.  Mr. Halper holds a similar position with a privately held feature film production, financing and foreign sales company.

Our Board of Directors is comprised of Mr. Rosenberg, Mr. Altounian, Jill Zimmerman, Mark Canton and Larry White.  Ms. Zimmerman, Mr. Canton and Mr. White are outside directors and devote their time as director to the Company on an as needed basis which includes weekly Board calls.

TERM OF OFFICE

Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board.

COMMITTEES OF THE BOARD

We currently do not have an audit committee, compensation committee or nominations and governance committee of our board of directors.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our executive officers and directors. Our Code of Business Conduct and Ethics is posted on our corporate website at www.platinumstudios.com, under the corporate tab on the Company’s home page.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to the Company, 2029 S. Westgate Ave., Los Angeles, CA  90025 and Attention: Scott Rosenberg.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last four completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Mitchell Rosenberg, CEO	2010 2009 2008 2007	$300,000 $700,000 $300,000 $300,000	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	$300,000 $700,000 $300,000 $300,000

Brian K. Altounian, President/COO	2010 2009 2008 2007	$15,000 $180,000 $300,000 $300,000	- - - -	- - -	- - - -	- - -	- - -	- - - -	$15,000 $180,000 $300,000 $300,000

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brian Altounian	7,965,000	-0-	-0-	$0.10	January 8, 2015	-0-	-0-	-0-	-0-

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Scott Mitchell Rosenberg	-0-	-0-	-0-	-0-	-0-	-0-	-0--
Brian Altounian	-0-	-0-	-0-	-0-	-0-	-0-	-0--
Jill Zimmerman	-0-	-0-	-0-	-0-	-0-	-0-	-0--

EMPLOYMENT AGREEMENTS

We currently have no employment agreements with our executive officers.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 6, 2011, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,
·	our executive officers,
·	our directors and executive officers as a group, without naming them, and
·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 6, 2011 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 6, 2011 have been exercised and converted.

Percentage ownership is based on 318,276,809 shares of common stock outstanding on December 31, 2010.  The principal address of each listed executive officer and director is 2029 S. Westgate Ave., Los Angeles, CA  90025.

*Less than one percent.

(1) (2) (3) (4)

Includes 135,000 shares of common stock beneficially owned by Pamela Rosenberg, the wife of Scott Rosenberg.  Also includes 16,875,000 shared held by the Scott Mitchell Rosenberg GRIT, of which Mr. Rosenberg is the Trustee. The total also includes warrants for 113,153,409 shares and secured debt convertible into 85,526,316 shares.

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

Orrin Halper was granted 300,000 options on April 1,2010, of which 150,000 have vested.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company has an exclusive option to enter licensing of rights for agreements to individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., specific and only to those 404 Awesome Comics characters currently owned and controlled by RIP Media, Inc, a schedule of which has been provided to the Company. Rip Media, Inc is a related entity in which Scott Rosenberg has an economic interest. Such licensing option includes all rights worldwide, not including print and digital comic publishing rights. The ownership of the intellectual property in its entirety, including copyright, trademark, and all other attributes of ownership including but not limited to additional material created after a license agreement from Rip Media to Platinum Studios, Inc (and however disbursed thereafter) shall be, stay and remain that of Rip Media in all documents with all parties, including the right to revoke such rights upon breaches, insolvency of the Company or insolvency of the licensee (s) or others related to exploitation of the intellectual property, and Platinum is obligated to state same in all contracts.  In some cases, there are some other limitations on rights. Any licensing of rights from Rip Media to the Company is contingent upon and subject to Platinum’s due diligence and acceptance of Chain of Title. Currently, we have the above exclusive right to enter into agreements related to the licensing of motion picture rights and allied/ancillary rights until the date upon which Platinum Studios CEO, Scott Mitchell Rosenberg is no longer the Company s CEO and Chairman of the Board and holds at least 30% of the outstanding capital stock of the Company. Rip Media Inc retains the right on the above characters to enter directly into agreements to license rights, negotiate and sign option agreements with other parties in so far as Platinum is made aware of the agreement prior to its signing, and that there is economic participation to Platinum in a form similar to its agreement with Rip Media in general, and that if there is a material to change to the formula, that Platinum’s Board of Directors may require specific changes to the proposed agreement such that it conforms with other licenses from Rip Media made from January 1, 2010 forward. If the material change is cured, then Rip’s rights to enter into an agreement, still subject to its financial arrangement with Platinum, remain the same.  We do not have access to other characters, stories, rights (including trademarks, trade names, url’s) controlled by Rosenberg or his related entities. In regards to new acquisitions, including trademarks, Rip Media must present to Platinum, for Platinum’s acquisition, any rights it desires to acquire, and may only acquire if Platinum does not choose to acquire (within 5 business days of notice), however this acquisition restriction on Rip Media does not apply to  any properties or trademarks or trade names or copyrights  or rights of any kind that Scott Rosenberg or any of his related entities or rights to entities he may own or acquire or create that are, used to be, or could be related in any fashion to Malibu Comics or Marvel Comics, including trademarks and trade names that may be acquired by Rip Media or other Rosenberg entities due to expiration or abandonment by Malibu, Marvel or other prior owners of marks from other comics or rights related companies, or, such as with trademarks, marks that may be similar only in name or a derivative of a name, which Rip has the unfettered right to acquire and exploit without compensation to Platinum.

Scott Mitchell Rosenberg is attached and credited at his election as producer or executive producer, without offset, to provide  production consulting services to the Company’s Customers (Customer) (including but not limited to production companies, studios, financiers and any company related to filmed entertainment or audio visual productions) on all audio visual productions through Scott Mitchell Rosenberg Productions (a type entity which  is often, in the entertainment industry, referred to as a “loan-out” company through which separate agreements are made) from which Scott Rosenberg benefits economically. Rosenberg’s right is absolute and not subject to restriction or offset by Company.  These agreements are often separately made between the loan-out company and the customer, at the time the Company enters into an agreement with a Customer.  In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity.  Revenue would be paid directly to the related entity by the Customer, and not considered as compensation from the Company. Most recently, Mr. Rosenberg received $400,000 for producing and development fees for Dead of Night and in 2010 received approximately $440,000 for producing and development fees on Cowboys & Aliens. Mr. Rosenberg was responsible for sharing these fees with another participant. In the case of Dead of Night, the entire amount was included in and considered part of Mr. Rosenberg’s compensation because Dead of Night Productions is a subsidiary of the Company.

At December 31, 2010, we owed RIP Media, Inc. $347,500 for participation fees on revenues of the Company. The Company also owed Scott Rosenberg approximately $503,000 in deferred salary and $190,000 in accrued interest on secured debt.

Platinum Studios entered into a Credit Agreement on May 6, 2009, with Scott Rosenberg, the Company’s CEO and Chairman, in connection with the issuance of two secured promissory notes and an unsecured promissory note.

A description of the notes is as follows:

May 6, 2009 Secured Debt - The May 6, 2009 Secured Debt has an aggregate principal amount of $2,400,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.048. The May 6, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the May 6, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on May 6, 2010.   The original principal amount of $2,400,000 is to be repaid upon the expiration of the notes on May 6, 2010. The notes were subsequently extended thru May 6, 2011. The May 6, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 25,000,000 shares of the Company’s common stock for $0.048 per share.  The debt is secured by all the assets of the Company.

June 3, 2009 Secured Debt - The June 3, 2009 Secured Debt has an aggregate principal amount of $1,350,000, and is convertible into shares of the Company’s common stock at a conversion price of $0.038. The June 3, 2009 Secured Debt bears interest at the rate of eight percent per annum. Upon the occurrence of an event of default, the June 3, 2009 Secured Debt bears interest at the rate of ten percent per annum. Interest is payable upon the expiration of the notes on June 3, 2010. The original principal amount of $1,350,000 is to be repaid upon the expiration of the notes on June 3, 2010.  The notes were subsequently extended thru June 3, 2011.  The Company may prepay the notes at any time. The June 3, 2009 Secured Debt has the following features that can be considered to be embedded derivatives: (i) the conversion feature of the notes, (ii) a holder’s right to force a redemption of the Notes upon an event of default, and, (iii) the increased interest rate upon an event of default. In connection with this debt the Company also issued warrants to purchase 14,062,500 shares of the Company’s common stock for $0.038 per share. The debt is secured by all the assets of the Company.

On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman and major note holder, Scott M. Rosenberg to extend the due dates of certain existing loans made by Mr. Rosenberg to the Company.  Pursuant to the terms of the agreements, the new due date for certain loans totaling $2,400,000 will be May 6, 2011 and the new due date for other loans totaling $1,350,000 will be June 3, 2011.  The interest rate on all of these loans has been increased from 8% to 10%, effective upon the original due dates of May 6, 2010, and June 3, 2010, respectively.

In exchange for these due date extensions, the Company granted to Mr. Rosenberg:

            (1)  Two additional sets of warrants to purchase the Company’s common stock.  The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, by exercise of warrants at $0.11 per share.  Both sets will expire on October 22, 2020; and

            (2) As more fully described in the Intellectual Property Rights Assignment Agreement between the Company and Scott Rosenberg (included as an exhibit to the Company’s 8K filing, as amended, on December 28, 2010), 25% of gross revenues from those certain co-ownership rights assigned to Scott Rosenberg.  A list of intellectual property that is excluded from this agreement is also in the exhibit to the 8K filing.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current principal independent auditor is Weinberg & Company, P.A. (“Weinberg”), whom we engaged on January 21, 2011, after dismissal of our prior principal independent auditor, HJ Associates & Consultants, LLP (“HJ Associates”).  HJ Associates performed the audit for the fiscal year ended December 31, 2009.

AUDIT FEES

The aggregate fees billed for professional services rendered by HJ Associates for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $25,630 and $80,275 for the years ended December 31, 2010 and December 31, 2009, respectively. The aggregate fees billed by Weinberg for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, was $40,000.

AUDIT-RELATED FEES

Audit-related fees rendered by HJ Associates during the years ended December 31, 2010 and December 31, 2009 were $14,938 and $6,823, respectively.  For the year ended December 31, 2010, there were no fees billed by Weinberg for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

TAX FEES

Tax fees rendered by HJ Associates during the years ended December 31, 2010 and December 31, 2009 were $7,901 and $0, respectively.  For the year ended December 31, 2010, the Company incurred no fees from

Weinberg for services for tax compliance, tax advice and tax planning work.

ALL OTHER FEES

For the year ended December 31, 2010 and December 31, 2009, there were no other fees billed by HJ Associates for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”. For the year ended December 31, 2010, there were no other fees billed by Weinberg for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 15, 2011.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Orrin Halper
Orrin Halper
Chief Financial Officer & Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Scott Mitchell Rosenberg Scott Mitchell Rosenberg	Chief Executive Officer and Chairman of the Board	April 15, 2011

/s/ Orrin Halper Orrin Halper	Chief Financial Officer & Principal Financial and Accounting Officer	April 15, 2011
/s/ Jill Zimmerman Jill Zimmerman	Director	April 15, 2011
/s/ Mark Canton Mark Canton	Director	April 15, 2011
/s/ Lawrence K. White Lawrence K. White	Director	April 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Platinum Studios, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of Platinum Studios, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Studios, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and had a shareholders’ deficiency as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Platinum Studios, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheet of Platinum Studios, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statement of operations, shareholders' deficit, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Studios, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 31, 2010

PLATINUM STUDIOS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010	December 31, 2009
ASSETS		
Current assets:		
Cash and cash equivalents	$ 76,275	$ 152,067
Restricted cash	-	127,890
Accounts receivable, net	-	23,817
Prepaid expenses	100,940	156,132
Other current assets	438,799	863,234
Total current assets	616,014	1,323,140
Property and equipment, net	76,631	122,295
Investment in film library	9,449,207	11,492,135
Assets held for sale	12,000	40,000
Character rights, net	-	45,652
Deposits and other	321,160	298,118
Total assets	$ 10,475,012	$ 13,321,340
LIABILITIES AND SHAREHOLDERS' DEFICIT		
Current liabilities:		
Accounts payable	$ 1,195,673	$ 1,324,780
Accrued expenses and other current liabilities	1,278,092	1,325,304
Deferred revenue	3,973,738	1,681,653
Short term notes payable	10,960,274	12,541,105
Related party payable	347,500	-
Related party notes payable, net of debt discount	1,279,018	3,103,973
Derivative liability	7,763,968	1,201,000
Accrued interest - related party notes payable	189,770	182,003
Capital leases payable, current	11,627	48,406
Total current liabilities	26,999,660	21,408,224
Capital leases payable, non-current	-	11,627
Total liabilities	26,999,660	21,419,851
Commitments and contingencies		
Shareholders' Deficit:		
Common stock, $.0001 par value; 500,000,000 shares authorized; 310,345,811 and 271,255,629 issued and outstanding, respectively	31,035	27,126
Common stock subscribed	-	732,196
Additional paid in capital	17,478,740	15,237,067
Accumulated deficit	(34,034,423)	(24,094,900)
Total shareholders' deficit	(16,524,648)	(8,098,511)
Total liabilities and shareholders' deficit	$ 10,475,012	$ 13,321,340

The accompanying footnotes are an integral part of these consolidated financial statements

PLATINUM STUDIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OPERATIONS

Years Ended December 31,	
	2010	2009
Net revenue	$ 2,273,241	$ 292,940
Costs and expenses:		
Cost of revenues	558,122	73,390
Operating expenses	3,053,057	2,168,285
Development costs	308,992	196,688
Impairment of investment in film library	3,200,000	-
Total costs and expenses	7,120,171	2,438,363
Operating loss	(4,846,930)	(2,145,423)
Other income (expense):		
Other income	68,941	-
Gain on disposition of assets	295,220	259
Gain on settlement of debt	26,870	453,451
Gain (Loss) on valuation of derivative liability	429,391	(267,000)
Cost of private placement	(3,276,301)	-
Interest expense	(2,636,714)	(1,373,755)
Total other income (expense):	(5,092,593)	(1,187,045)
Loss from continuing operations	(9,939,523)	(3,332,468)
Loss from discontinued operations	-	(52,354)
Net loss	$ (9,939,523)	$ (3,384,822)
Basic and diluted loss per share:		
Loss from continuing operations	$ (0.03)	$ (0.01)
Loss from discontinued operations	-	(0.00)
Net loss per share	$ (0.03)	$ (0.01)
Basic and diluted weighted average shares	288,980,145	266,455,893

                                                                              53

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                              54

PLATINUM STUDIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2010 and 2009

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                              55

PLATINUM STUDIOS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	
	2010	2009
Cash flows from operating activities		
Net loss	$ (9,939,523)	$ (3,384,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		
Depreciation	47,084	64,022
Amortization	45,652	91,304
Gain on diposal of assets	(295,220)	(259)
Impairment of investment in film library	3,200,000	-
Gain on settlement of debt	(26,870)	(453,451)
Fair value of stock options issued for services	246,625	85,766
Fair value of stock issued for services	277,561	116,993
Amortization of debt discount	2,008,106	920,816
Cost of private placement	3,276,301	-
(Gain)/Loss on valuation of derivative liability	(429,391)	267,000
Decrease (increase) in operating assets:		
Restricted cash	127,891	(127,891)
Accounts receivable	23,817	(15,005)
Investment in film library	(1,157,072)	(13,995,499)
Prepaid expenses and other current assets	479,627	(343,225)
Deposits and other assets	(23,042)	
Increase (decrease) in operating liabilities:		
Accounts payable and related party payables	329,495	426,376
Accrued expenses	62,341	468,860
Accrued interest	(26,175)	77,598
Deferred revenue	2,292,085	834,870
Interest accrued on short-term notes payable	390,816	-
Net cash flows provided by (used in) operating activities	910,108	(14,966,547)
Cash flows from investing activities		
Proceeds from sales of property and equipment and assets held for sale	359,800	-
Purchases of property and equipment	(38,000)	(2,956)
Net cash flows provided by (used in) investing activities	321,800	(2,956)
Cash flows from financing activities		
Proceeds from short-term notes payable	1,073,854	14,390,341
Proceeds from related party notes payable	7,500	1,366,561
Payments on short-term notes payable	(3,042,173)	(142,843)
Payments on related party notes payable	(90,562)	(1,353,160)
Payments on capital leases	(21,444)	(22,102)
Issuance of common stock, net of offering costs	765,125	840,750
Net cash flows (used in) provided by financing activities	(1,307,700)	15,079,547
Net (decrease) increase in cash	(75,792)	110,044
Cash, at beginning of year	152,067	42,023
Cash, at end of year	$ 76,275	$ 152,067

                                                                              56

PLATINUM STUDIOS, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

The accompanying footnotes are an integral part of these consolidated financial statements

                                                                              57

PLATINUM STUDIOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. The Company’s license to the underlying rights of the “Dead of Nights” characters was due to expire unless principal photography commenced on a feature film by a certain date.  The Company had previously licensed these rights to Long Distance Films, Inc.  The Company then purchased Long Distance Films, Inc., with its production subsidiary, Dead of Night Productions, LLC in order to expedite and finalize the financing of the film with Standard Chartered Bank and Omnilab Pty, Ltd., holding debt of $9,799,877 and $485,000, respectively, as of December 31, 2010.  Long Distance Films, Inc.’s only assets are investments in its subsidiaries related to the film production of “Dead of Night” and has no liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc.  Long Distance Films, Inc was created for the sole purpose of producing “Dead of Night.”  At the time of the acquisition, Long Distance Films, Inc. had no assets or liabilities and no consideration was paid by the Company for the acquisition and no value was assigned to the transaction, which would be eliminated in consolidation.

 (2)    Going concern

During the year ended December 31, 2010, the Company had a net loss of $9,939,523. At December 31, 2010, the Company had a working capital deficit of $18,619,678 (excluding its derivative liability) and a shareholders’ deficiency of $16,524,648. The Company is also delinquent in payment of certain amounts due of $123,248 for payroll taxes as of December 31, 2010 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to December 31, 2010, the Company raised $387,083 through the issuance of convertible notes payable and the sale of common stock through an equity line of credit. (see Note 17)

(3)    Summary of significant accounting policies

Basis of presentation and consolidation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America .

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, Long Distance Films, Inc, Platinum Studios Productions, Inc. and Platinum Studios Entertainment, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition - Revenue from the licensing of characters and storylines (“the properties”) owned by the Company are recognized in accordance with guidance of the Financial Accounting Standards Board (“FASB”) where revenue is recognized when the earnings process is complete. This is considered to have occurred when persuasive evidence of an agreement between the customer and the Company exists, when the properties are made available to the licensee and the Company has satisfied its obligations under the agreement, when the fee is fixed or determinable and when collection is reasonably assured.

The Company derives its licensing revenue primarily from the sale of options to purchase rights, the purchase of rights to properties and first look deals. For options that contain non-refundable minimum payment obligations, revenue is recognized ratably over the option period, provided all the criteria for revenue recognition have been met. Option fees that are applicable to the purchase price are deferred and recognized as revenue at the later of the expiration of the option period or in accordance with the terms of the purchase agreement. Revenue received under first look deals is recognized ratably over the first look period, which varies by contract provided all the criteria for revenue recognition under Staff Accounting Bulletin 104 have been met.

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

The Company recognizes revenue from television and film productions pursuant to FASB ASC Topic 926, Entertainment-Films. The following conditions must be met in order to recognize revenue under

Topic 926: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the consolidated financial statements as a component of deferred revenue.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, analysis of impairments of recorded intangibles and investments in film library, accruals for potential liabilities, and assumptions made in valuing stock instruments issued for services and in valuing derivative liabilities.

Cash and cash equivalents – The Company considers all highly liquid investment securities with an original maturity date of three months or less to be cash equivalents.

Concentrations of risk - The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2010. The Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the guarantee during the years ended December 31, 2010 and 2009.

For the year ended December 31, 2010, one customer accounted for 90% of revenue. For the year ended December 31, 2009, three customers accounted for 40%, 21%, and 9% of our revenue.

Derivative Instruments – The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Binomial and Weighted Average Black Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Property and equipment - Property and equipment is stated at cost. Depreciation is calculated using straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Furniture and fixtures	7 years
Computer equipment	5 years
Office equipment	5 years
Software	3 years
Leasehold improvements	Shorter of lease term or useful economic life

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Character rights - Character rights consist primarily of costs to acquire properties from the creator, development of the property using internal or independent writers and artists, and the registration of a property for a trademark or copyright. These costs are capitalized in the year incurred if the Company has executed a contract or is negotiating a revenue generating opportunity for the property. If the property derives a revenue stream that is estimable, the capitalized costs associated with the property are expensed as revenue is recognized.

If the Company determines there is no determinable market for a property, it is deemed impaired and is written off.

Fair Value of Financial Instruments – Fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2010:

See Notes 9 and 10 for more information on these financial instruments.

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

Film development costs are stated at the lower of amortized cost or estimated fair value.  The valuation of the film development costs are reviewed on a title by title basis, when an event or change in circumstances indicates the fair value of the film is less than the unamortized cost.  The fair value of the film is determined using managements’ future revenue and cost estimates in an undiscounted cash flow approach.  Additional amortization is recorded in an amount by which unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carry costs of film development costs may be required as a consequence of changes in managements’ future revenue estimates.  When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value. The Company recognized an impairment loss of $3,200,000 during the year ended December 31, 2010.

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

Development costs - Development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended December 31, 2010 and 2009, research and development expenses were $308,992 and $196,688, respectively.

Stock based compensation - The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 718 whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Income taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Net loss per share – Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture. For the years ended December 31, 2010 and 2009, the numerator, or net loss, was $(9,939,523) and $(3,384,822), respectively.  The denominator, or weighted average number of shares, was 288,980,145 and 266,455,863, respectively.  Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasure stock method, unless the effect is anti-dilutive. Since the Company incurred net losses for the years ended December 31, 2010 and 2009, any increase in the denominator would be anti-dilutive and therefore, the denominator is the same for basic and diluted weighted average shares.

The potentially dilutive securities consisted of the following as of December 31, 2010:

Recently issued accounting pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 3, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

(4)     Other Current Assets

Other current assets consist primarily of licensing receipts on “Dead of Night” from sales in foreign territories, held in a collection account, that have not yet been disbursed per the collection account maintenance agreement.  The disbursements are primarily to Standard Chartered Bank as pay down on the production loan and commission payments to the sales agent.  Funds are also retained in the account as residual set asides to be disbursed to the guilds at a later date.  As of December 31, 2010 and 2009, the amounts held in the collection account were $438,799 and $846,783, respectively.

(5)     Property and equipment

Property and equipment are recorded at cost. The cost of repairs and maintenance are expensed when incurred, while refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

For the year ended December 31, 2010 and 2009, property and equipment at cost includes assets acquired under capital leases of $195,433 and $264,248, respectively. Depreciation expense charged to operations for the year ended December 31, 2010 and 2009 were $47,083 and $62,064, respectively.

(6)     Investment in Film Library

As of December 31, 2010 and 2009, all of the investment in film library of $9,449,207 and $11,492,135, respectively, is related to the “Dead of Night” production, a completed, unreleased film.  Based on management’s assessment of ultimate revenue and anticipated release date of the film, the total film development cost of $9,449,207 will be amortized during 2011.  During the year ended December 31, 2010, management of the Company performed an impairment test of the value of the accumulated costs. Based upon management test, which included a review of the expected undiscounted cash flow from the sale of this film, management determined an impairment charge of $3,200,000 was required as of December 31, 2010.

(7)      Character rights

During 2004, the Company entered into an agreement with Top Cow Productions, Inc. to acquire certain rights in and to certain comic books, related characters, storylines and intellectual property (the properties). The current agreement expired on June 30, 2010. The Company had the right to extend the agreement for an additional 12 month period for an additional $350,000 and had pre-paid $75,000 toward this extended period. If the Company enters into production on a particular property, additional fees based on a percentage of the adjusted gross revenue resulting from the production, as defined in the agreement, will be due to the owner. The agreement is collateralized by a security interest in all rights licensed or granted to the Company under this agreement including the right to receive revenue. The agreement is stated at cost of $350,000 and was amortized on a straight-line basis beginning in 2006 when the rights became available for exploitation. The Top Cow rights agreement expired in June, 2010.  The Company continues to have rights on certain projects that are in development for an additional year and potentially beyond if certain milestones are achieved.

Character rights are comprised of the following as of:

	December 31, 2010		December 31, 2009
Character rights		$350,000	$350,000
Accumulated amortization		(350,000)	(304,348)
	$	---	$45,652

    Amortization expense for the years ended December 31, 2010 and 2009 was $45,652 and $91,304 respectively.

(8)    Short-term notes payable

Short term notes payable consists of the following as of:

                                                                              67

(9)   Related Party Notes Payable

Related party notes payable consist of the following as of:

Unsecured Convertible Note Payable – On June 3, 2009, the Company entered into an unsecured convertible note payable agreement with the Company’s CEO for $544,826. The note bears an interest rate of 8% per annum, payable in monthly installments of principal and interest of $29,688, due on June 3, 2010, and convertible into shares of the Company’s common stock at a conversion price of $0.048 per share. The conversion price is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the conversion price at that time for the conversion feature. The Company recorded debt discount of $68,904 to be amortized over the life of the note. During the years ended December 31, 2010 and 2009, $30,423 and $38,480, respectively, of discount amortization is included in interest expense. At December 31, 2010 and 2009, the unamortized balance of the discount was zero and $30,423, respectively.  The note was paid off as of December 31, 2010.

May 6, 2009 Secured Convertible Debt – On May 6, 2009, the Company entered into secured convertible debt agreements with an aggregate principal amount of $2,400,000 with the Company’s CEO and issued warrants to purchase up to 25,000,000 shares of common stock of the Company. The notes are secured by all the assets of the Company.  The May 6, 2009 secured convertible debt bears an interest rate of 8% per annum and matured on May 6, 2010. The notes were subsequently extended through May 6, 2011. The notes are convertible at the option of the note holder at the then effective conversion price, initially set at $0.048 per share. The conversion price is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the conversion price at that time for the conversion feature.

The Warrants entitle the investors to purchase up to 25,000,000 shares of common stock in the aggregate. The Warrants have an initial exercise price of $0.048 per share, subject to adjustments. The Warrants are exercisable for 10 years from the date issued. The warrants vested in full immediately. The warrants are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

The 25,000,000 Warrants were valued at $595,000 using a binomial option valuation model with the following assumptions: risk-free interest rate of 3.2%; dividend yield of 0%; volatility factor of

115.9%; and an expected life of 2 years. The Company also determined that the Debentures contained a conversion feature of $413,000.  The value of the warrants and conversion option are considered as debt discount.  The Company recorded a discount of $1,008,000 which was being amortized over the life of the Debentures on the effective interest method.  For the years ended December 31, 2010 and 2009, $416,273 and $591,727, respectively, of discount amortization is included in interest expense. At December 31, 2010 and 2009, the unamortized balance of the discount was zero and $416,273, respectively.

June 3, 2009 Secured Convertible Debt – On June 3, 2009, the Company entered into secured convertible debt agreements with an aggregate principal amount of $1,350,000 with the Company’s CEO and issued warrants to purchase up to 14,062,500 shares of common stock of the Company. The notes are secured by all the assets of the Company.  The June 3, 2009 secured convertible debt bears an interest rate of 8% per annum and matured on June 3, 2010. The notes were subsequently extended through June 3, 2011. The notes are convertible at the option of the note holder at the then effective conversion price, initially set at $0.038 per share. The conversion price is subject to anti-dilution adjustments from time to time if the Company issues common stock at below the conversion price at that time for the conversion feature.

The Warrants entitle the investors to purchase up to 14,062,500 shares of common stock in the aggregate. The Warrants have an initial exercise price of $0.038 per share, subject to adjustments. The Warrants are exercisable for 10 years from the date issued. The warrants vested in full immediately. The warrants are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.

The 14,062,500 Warrants were valued at $339,000 using a binomial option valuation model with the following assumptions: risk-free interest rate of 3.56%; dividend yield of 0%; volatility factor of 116.2%; and an expected life of 2 years. The Company also determined that the Debentures contained a conversion feature of $234,000.  The value of the warrants and conversion option are considered as debt discount.  The Company recorded a discount of $573,000 which was being amortized over the life of the Debentures on the effective interest method.  For the years ended December 31, 2010 and 2009, $282,392 and $290,608, respectively, of discount amortization is included in interest expense. At December 31, 2010 and 2009, the unamortized balance of the discount was zero and $282,392, respectively.

Modification of Secured Convertible Notes Payable – On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman, and a major shareholder to extend the due date of certain existing loans made by the CEO. Pursuant to the terms of the agreements, the new due date for the secured convertible notes payable totaling $2,400,000 was extended to May 6, 2011 and the new due date for the secured convertible notes payable totaling $1,350,000 was extended to June 3, 2011. The interest rate under these loans was increased from 8% to 10%, effective upon the original due date of May 6, 2010 and June 3, 2010, respectively. The Company has recognized additional interest expense of $33,942 for the retroactive adjustment to interest expense and has included that amount as a Private Placement Cost during the year ended December 31, 2010.

In exchange for these due date extensions, Company granted to the CEO:

(1)    Two additional sets of warrants to purchase the Company’s common stock. The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, also at an exercise price of $0.11 per share. Both sets (“New Warrants”) vested immediately and will expire on October 22, 2020; and

(2) As more fully described in the Intellectual Property Rights Assignment Agreement between the Company and Scott Rosenberg (included as an exhibit to the Company’s 8K filing, as amended, on December 28, 2010), 25% of gross revenues from those certain co-ownership rights assigned to Scott Rosenberg.  A list of intellectual property that is excluded from this agreement is also in the exhibit to the 8K filing.

The Company considered authoritative guidance and determined that the debt modification represented a substantial debt modification. As such the proper accounting treatment for the conversion price was reevaluated. FASB guidance indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes were modified and the New Warrants were granted.    The Company determined the fair value of the conversion feature of the Notes was $2,697,162 and the fair value of the New Warrants was $4,295,197 based on a binominal valuation model with the following assumptions: risk-free interest rate of 0.21% to 2.60%; dividend yield of 0%; volatility factor of 89.7%; and an expected life of 6 months to 10 years, resulting in total derivative at modification of $6,992,359.  For financial statement purposes, $3,750,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and will be amortized over the term of the Notes.   For the year ended December 31, 2010, $1,279,018 of discount amortization is included in interest expense.  At December 31, 2010, the unamortized balance of the discount is $2,470,982.  The balance of the derivative of $3,242,359 represents the excess of the fair value of the derivatives over the face amount of the notes and has been recognized as a Cost of Financing during the year ended December 31, 2010.

(10)   Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s secured convertible related party notes payable (described in Note 9), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the Notes was separated from the host contract (i.e., the Notes) and recognized as a derivative instrument.  Both the conversion feature of the Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Binomial valuation techniques with the following assumptions:

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock. The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

As of December 31, 2010, October 22, 2010 and December 31, 2009, the fair value derivative liability was $7,763,968, $6,992,359 and $1,201,000 respectively.  For the years ended December 31, 2010 and 2009, the Company recorded a change in fair value of the derivative liabilities of $429,391 and $(267,000), respectively.

(11)   Operating and capital leases

On July 10, 2006, the Company entered into an operating agreement for the lease of real property located in Los Angeles, California.  The agreement has a five year term, commencing September 1, 2006 and ending August 31, 2011 with monthly payments starting at $31,857, subject to annual adjustments. The Company is currently in default of its lease agreement and has abandoned the leasehold as of June 30, 2010. (see Note 12 – Douglas Emmett v. Platinum Studios).

On May 18, 2010, the Company entered into an operating agreement for the lease of real property located in Los Angeles, CA.  The agreement has a three year term commencing on June 15, 2010 and ending on June 15, 2013 with monthly payments starting at $7,848 per month.

Rent expense under non-cancelable operating leases was $221,954 and $371,837 for the years ended December 31, 2010 and 2009, respectively.

The Company has various non-cancelable leases for computers, software, and furniture, at a cost of $195,433 and $264,248 at December 31, 2010 and 2009, respectively.  The capital leases are secured by the assets which cannot be freely sold until the maturity date of the lease.  Accumulated amortization for equipment under capital leases totaled $156,119 and $174,569 at December 31, 2010 and 2009, respectively.  The Company entered into settlement agreements relating to these capital leases. The Company has made all scheduled payments to date.

At December 31, 2010, future minimum rental payments required under non-cancelable capital leases that have initial or remaining terms in excess of one year are as follows:

(12) Commitments and Contingencies

Commitments

Participation Rights – The Company assigned all rights, except merchandising rights, to DreamWorks for the “Cowboys and Aliens” property. The Company must pay to DreamWorks a participation fee of 25% of net merchandising receipts related to the property. Net merchandising receipts are defined as gross merchandising revenue less a 35% administration fee less all actual direct costs less all third party payments in connection with such merchandising. During the year ended December 31, 2010, the Company incurred participation fees relating to this agreement of $25,000.

As consideration for the Amendment of secured convertible notes payable to the CEO, the Company must pay to such CEO 25% of all gross revenues derived from Co-Owned intellectual property, including the merchandising revenue received from the film, “Cowboys and Aliens” (see Note 9). During the year ended December 31, 2010, the Company incurred participation fees relating to this agreement of $537,500. As of December 31, 2010, the Company had unpaid fees relating to this agreement of $347,500 recognized as Related Party Payable on the Balance Sheet.

Commission Agreement – On June 14, 2010, the Company entered into a Consulting Agreement with Allied Red, LLC. Allied Red shall receive a commission equal to a percentage of gross revenues from the Company’s merchandising rights related to the film “Cowboys and Aliens.” For gross revenues up to $200,000 the commission rate is 20%, for gross revenues from $200,000 to $1,000,000 the commission rate is 22.5%, and for gross revenues over $1,000,000 the commission rate is 25%. During the year ended December 31, 2010, the Company incurred commission expense of $51,250.

Payroll Tax Penalties – As of December 31, 2010 and 2009, the Company’s liabilities include a payable to the Internal Revenue Service in the amount of $123,248 and $279,324, respectively, associated with payroll tax liabilities for the second, third and fourth quarters of 2008, along with associated penalties and interest for late payment. The Company has entered into an installment agreement with the Internal Revenue Service in the amount of $1,000 per month. The Company has been making monthly payments of $10,000 towards this balance in order to reduce the liability sooner and reduce the amount of penalties and interest accruing.

Contingencies

The Company’s legal proceedings are as follows:

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 plus interest at 10% per annum with a payment schedule of $2,000 per month for five months and then increasing to $10,000 per month until paid in full. The company has made all scheduled payments to date. As of December 31, 2010, the accounts payable of the Company included a balance of $27,318 for this settlement. As of March 31, 2011, the accounts payable of the Company include a balance of $18,256 for this settlement.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000. According to the Complaint, Mr. Rustemagic was to receive 50% of producer fees paid in connection with the exploitation of certain comics-based properties. Rustemagic claims that he became entitled to such fees and was never paid.  The matter was settled thru arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space currently occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

(13)   Related party transactions

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., a related entity in which Scott Rosenberg has an economic interest.

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

In June 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations with a cost basis of $40,000. The selling price totaled $1,000,000 which was comprised of $500,000 in cash to be paid in installments through October 28, 2010 and $500,000 in future royalties. For accounting purposes, the Company determined recognition of this sale on the installment method was appropriate since the collection of the purchase price could not be assured.  The Company has received $350,000, or 70%,  of the cash proceeds with the balance past due as of December 31, 2010, and recognized Gain on Disposition of Assets of $322,000, or 70% of the expected profit. The Company will also receive payments equal to 10% of Net Revenues generated from the website until the $500,000 in royalties is received. The Company retains partial ownership until the total selling price has been received.

As of December 31, 2010 and 2009, the Company had accrued payroll, included in Accrued expenses and other current liabilities, of $502,784 and $375,000, respectively, accrued interest, included in Accrued interest-related party notes payable, of $189,770 and $182,003, respectively, and accrued participation fees, included in Related party payable, of $347,500 and $0, respectively, due to Scott Rosenberg or entities in which he has an economic interest.

(14)   Common Stock

Common stock consists of $0.0001 par value, 500,000,000 shares authorized, 310,345,811 shares issued and outstanding as of December 31, 2010 and 271,255,629 shares issued and outstanding as of December 31, 2009.

On February 20, 2009 the Company opened a Private Placement round, offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  The Company sold 1,300,000 shares for a total of $65,000 under this offering.  In September, 2009, the Company opened a Private Placement round offering up to 30,000,000 shares of common stock at an offer price of $0.05/share.  This round was completed on December 21, 2009 with the Company selling 19,250,821 shares valued at $962,541 in cash and debt conversion.

On February 25, 2009, the Company issued the final payment of 7,000,000 shares to the former members of Wowio, LLC in accordance with the Wowio, LLC purchase agreement. These shares were valued at $560,000.

During fiscal 2010, the Company issued 29,946,424 shares of common stock for shares sold in multiple rounds of the Company’s outstanding Private Placements at $0.05 per share. Of the shares issued in fiscal 2010, stock with a value of $732,196 was issued as fulfillment of previously received common stock subscriptions and stock with a value of $765,125 related to private placements entered into in the year ended December 31, 2010.

In April and October 2010, the Company issued to two consultants 1,520,000 shares of common stock at $0.05 per share totaling $116,110, for finders’ fees associated with the Company’s private placement. The services provided by these consultants represented a finders’ fee associated with the then current private placement with the value of the services charged to additional paid-in capital.

During the year ended December 31, 2010, the Company issued 2,399,761 shares of common stock for conversion of debt or payment of accounts payable and accrued expenses with a total value of

$123,716. The number of shares issued for the conversion of debt and payment of accounts payable and accrued expenses was based upon the fair market value of the stock on the date of conversion or payment, with differences between the fair market value of the stock and the fair market value of the debt recognized, or $119,988, as loss on extinguishment of debt, or $3,728.

During the year ended December 31, 2010, the Company issued 6,743,997 shares of common stock for services with a total value of $377,920. The number of shares issued for the services was based upon the fair market value of the stock on the date of issuance, with differences between the fair market value of the stock and the fair market value of the services, or $277,561, recognized as loss on extinguishment of debt, or $100,359.

(15) Stock Options and Warrants

 Stock Options

In 2007, the Company adopted the Platinum Studios, Inc. 2007 Incentive Plan (the “Plan”). The options under the plan shall be granted from time to time by the Board of Directors. Individuals eligible to receive options include employees of the Company, consultants to the Company and directors of the Company. The options shall have a fixed price, which will not be less than 100% of the fair market value per share on the grant date. The total number of options authorized is 45,000,000.

During the year ended December 31, 2010, the Company issued 6,000,000 options to purchase the Company's common stock at a weighted average price of $0.05 to employees under the Plan.  The aggregate value of the options vesting, net of forfeitures, during the year ended December 31, 2010 was $246,625 and has been reflected as compensation cost. As of December 31, 2010, the aggregate value of unvested options was $3,990, which will be amortized as compensation cost as the options vest, over 23 months.

The weighted-average grant date fair value of options granted during 2010 was $0.04.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

Year ended December 31, 2010
Expected volatility	100.6%- 104.5%
Weighted average volatility	101.9%
Expected dividends	—
Expected average term (in years)	1.86
Risk free rate - average	0.85%
Forfeiture rate	0%

A summary of option activity as of December 31, 2010 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	21,247,500	$0.10
Granted	2,261,385	$0.05
Exercised	(489,600)	$0.05
Forfeited or expired	(3,934,285)	$0.10
Outstanding at December 31, 2009	19,085,000	$0.10
Granted	6,000,000	$0.05
Exercised	----	----
Forfeited or expired	(10,220,000)	$0.09
Outstanding at December 31, 2010	14,865,000	$0.08	3.12	$40,000
Exercisable at December 31, 2010	14,715,000	$0.08	3.09	$40,000

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock, which was $0.06 as of December 31, 2010.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	437,917	$0.12
Granted	6,000,000	$0.04
Vested	(6,112,917)	$0.04
Forfeited	(175,000)	$0.12
Nonvested at December 31, 2010	150,000	$0.03

Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $0.05	4,000,000	1.25	$0.05	4,000,000	$0.05
$0.06 - $0.10	10,865,000	3.99	$0.10	10,715,000	$0.10
	14,865,000			14,715,000

Stock Warrants

During the year ended December 31, 2010, 40,000,000 warrants and warrants up to $3,750,000 in stock  both at an exercise price of $0.11 per share were granted in connection with the Modification of the Secured Convertible Notes Payable. (See Note 9)  The warrants vested immediately and will expire on

October 22, 2020. The aggregate value of the warrants was approximately $4,295,197, based upon a binomial option pricing model. (See Note 10) The weighted-average grant date fair value of warrants granted during 2010 was $0.06.

The following table summarizes warrant activity for the two years ended December 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,896,100	$0.10
Granted	39,062,500	$0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	41,958,600	$0.05
Granted	74,090,909	$0.11
Exercised	-	-
Forfeited or expired	(2,896,100)	$0.10
Outstanding at December 31, 2010	113,153,409	$0.09	6.98	$609,375
Exercisable at December 31, 2010	113,153,409	$0.09	6.98	$609,375

The aggregate intrinsic value was calculated, as of December 31, 2010, as the difference between the market price and the exercise price of the Company’s stock, which was $0.06 as of December 31, 2010.

The following table summarizes the outstanding warrants to purchase Common Stock at December 31, 2010:

Number	Exercise Price	Expiration Dates
25,000,000	$0.048	May 2019
14,062,500	$0.038	June 2019
40,000,000	$0.11	October 2020
34,090,909	$0.11	October 2020
113,153,409

(16) Income Taxes

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows at December 31:

Deferred income tax assets (liabilities) are comprised of the following as of December 31:

At December 31, 2010, the Company had net loss carry forwards available to offset future taxable income, if any, of approximately $9,300,000, which will begin to expire in 2019. The utilization of the net operating loss carryforwards is dependent on tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the change in ownership.

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

The Company, as a matter of policy, would record any interest and penalties associated with uncertain tax positions as a component of income tax expense in its statement of operations.  There are no penalties accrued as of December 31, 2010, as the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

(17) Subsequent events

Convertible Promissory Note

In January, 2011, the Company executed a securities purchase agreement and associated convertible promissory note in favor of Asher Enterprises in the amount of $100,000 for cash consideration.  The note is due October 11, 2011 with interest at 8%.  The note is convertible into the Company’s common stock at 61% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.  Pursuant to this agreement, the Company has instructed its transfer agent to reserve 13,364,220 shares for potential conversion.

In February, 2011, the Company executed a securities purchase agreement and associated convertible promissory note in favor of Asher Enterprises in the amount of $53,000 for cash consideration.  The note is due November 28, 2011 with interest at 8%.  The note is convertible to the Company’s common stock at 61% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.  Pursuant to this agreement, the Company has instructed its transfer agent to reserve 7,200,345 shares for potential conversion.

Equity Line of Credit

In January, 2011, the Company’s S-1 filing became effective with 41,000,000 shares available pursuant to the Dutchess Opportunity Fund agreement.  Of such shares, (i) Dutchess has agreed to purchase 41,000,000 pursuant to the investment agreement dated January 12, 2010, between Dutchess and the Company, and (ii) NO shares were issued to Dutchess in consideration for the investment. Subject to the terms and conditions of such investment agreement, we have the right to put up to $5,000,000 million in shares of our common stock to Dutchess.  This arrangement is sometimes referred to as an Equity Line.

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

Pursuant to the agreement, the Company sold 1,507,548 shares of the Company’s common stock during January, February and March of 2011 to Dutchess Opportunity Fund for $84,083.

Shares Returned

In January, 2011, 337,000 shares that were previously issued as a finders fee was returned to the Company.

Notes Payable

In January, 2011, the Company’s Chief Executive Officer and Chairman loaned the Company $100,000 as a short term working capital loan to be repaid in 20 days.  The Company has not yet repaid this loan.

Stock Compensation and Benefit Plan

In January, 2011, the Company established a compensation and benefit plan to provide incentive to employees and consultants.  The Company filed Form S-8 to register 15,000,000 shares for the plan. In April, 2011, the Company issued 477,273 shares to an employee pursuant to the plan.

Common Stock Issued for Services

In February, 2011, the Company issued 500,000 shares of its common stock to one of its independent directors.  In March, 2011, the Company issued 1,600,000 shares of its common stock to another one of its independent directors.

In March, 2011, the Company issued 286,240 shares of its common stock to a consultant as payment for services in the amount of $20,000.

Common Stock Issued for Conversion of Debt

In March, 2011, the Company issued 1,571,354 shares of its common stock to settle notes payable and accounts payable totaling $78,250.

Convertible Promissory Note and Subsequent Issuance of Common Stock for Conversion of Debt

In March, 2011, the Company executed a convertible promissory note in favor of Warchest Capital, Multi-Strategy Fund, LLC in the amount of $30,000 for cash consideration.  The note is due September 17, 2011 with interest at 9.875%.  The note is convertible to the Company’s common stock at a 25% discount of the lesser of the closing bid price for the date immediately preceding the date of conversion or the average of the last five days trading days closing volume weighed average price, not to exceed $0.05 per share. Pursuant to this agreement, the Company has instructed its transfer agent to reserve 1,334,000 shares for potential conversion.

The Company also entered into a debt settlement agreement with Warchest Capital Multi-Strategy Fund, LLC whereby the Company transferred $30,000 of it notes and accounts payable in exchange for issuance of 1,395,349 shares of the Company’s common stock at a price of $0.0215.

In March, 2011, the Company executed a convertible promissory note in favor of Barclay Lyons, LLC in the amount of $20,000 for cash consideration.  The note is due September 17, 2011 with interest at 9.875%.  The note is convertible into the Company’s common stock at a 25% discount of the lesser of the closing bid price for the date immediately preceding the date of conversion or the average of the last five days trading days closing volume weighed average price, not to exceed $0.05 per share.  Pursuant to this agreement, the Company has instructed its transfer agent to reserve 889,000 shares for potential conversion.

The Company also entered into a debt settlement agreement with Barclay Lyons, LLC whereby the Company transferred $20,000 of it accounts payable in exchange for issuance of 930,233 shares of the Company’s common stock at a price of $0.0215.