Form 10-Q
period 2011-03-31
Platinum Studios, Inc.
filed 2011-05-23
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as May 6, 2011 was 321,686,279.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,462	$76,275
Prepaid expenses	106,301	100,940
Other current assets	870,566	438,799
Total current assets	987,329	616,014
Property and equipment, net	74,302	76,631
Investment in film library, net	8,949,207	9,449,207
Assets held for sale	12,000	12,000
Deposits and other	321,160	321,160
Total assets	$10,343,998	$10,475,012

(Continued)

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2011	December 31, 2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,290,513	$1,195,673
Accrued expenses and other current liabilities	1,305,086	1,278,092
Deferred revenue	4,027,863	3,973,738
Short term notes payable	11,074,227	10,960,274
Related party payable	451,250	347,500
Related party notes payable, net of debt discount	2,923,470	1,279,018
Derivative liability	6,305,320	7,763,968
Accrued interest - related party notes payable	252,270	189,770
Capital leases payable	5,893	11,627
Total current liabilities	27,635,892	26,999,660

Commitments and contingencies

Shareholders' Deficit:
Common stock, $.0001 par value; 500,000,000 shares authorized; 317,799,535 and 310,345,811 issued and outstanding, respectively	31,780	31,035
Additional paid in capital	17,936,894	17,478,740
Accumulated deficit	(35,260,568)	(34,034,423)
Total shareholders' deficit	(17,291,894)	(16,524,648)
Total liabilities and shareholders' deficit	$10,343,998	$10,475,012

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PLATINUM STUDIOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net revenue	$525,782	$32,683

Costs and expenses:
Cost of revenues	522,436	1,083
Operating expenses	624,778	687,509
Development costs	115,646	64,233
Total costs and expenses	1,262,860	752,825
Operating loss	(737,078)	(720,142)
Other income (expense):
Loss on settlement of debt	(86,126)	-
Gain on valuation of derivative liability	1,458,648	290,000
Interest expense	(1,861,589)	(577,587)
Total other income (expense):	(489,067)	(287,587)
Net loss	$(1,226,145)	$(1,007,729)

Net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average shares	311,658,631	271,255,629

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

Three Months Ended March 31, 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	310,345,811	$31,035	$17,478,740	$(34,034,423)	$(16,524,648)

Shares returned	(337,000)	(34)	34	-	-
Common stock issued for services from $0.05 to $0.07 per share	3,405,911	340	210,426	-	210,766
Common stock issued for conversion of debt and accounts payable	2,877,265	288	173,761	-	174,049
Shares issued related to equity credit line	1,507,548	151	73,933	-	74,084
Net Loss	-	-	-	(1,226,145)	(1,226,145)
Balance at March 31, 2011	317,799,535	$31,780	$17,936,894	$(35,260,568)	$(17,291,894)

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,226,145)	$(1,007,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,455	20,486
Amortization	500,000	22,826
Fair value of stock issued for services	185,440	53,223
Amortization of debt discount	1,644,452	465,200
Loss on settlement of debt	86,126	-
Gain valuation of derivative liability	(1,458,648)	(290,000)
Decrease (increase) in operating assets:
Restricted cash	-	(585,946)
Accounts receivable	-	(3,316)
Investment in film library	-	(441,605)
Prepaid expenses and other current assets	(437,128)	724,397
Increase (decrease) in operating liabilities:
Accounts payable	123,090	216,702
Related party payables	3,750	-
Accrued expenses	46,192	219,241
Accrued interest	62,500	75,015
Interest accrued on short-term notes payable	98,129	-
Deferred revenue	54,125	156,003
Net cash flows used in operating activities	(309,662)	(375,503)

Cash flows from investing activities
Purchases of property and equipment	(6,126)	-
Net cash flows used in investing activities	(6,126)	-

Cash flows from financing activities
Proceeds from short-term notes payable	203,000	807,680
Proceeds from related party notes payable	100,000	-
Payments on short-term notes payable	(121,374)	(653,296)
Payments on related party notes payable	-	(73,266)
Payments on capital leases	(5,734)	(5,145)
Issuance of common stock, net of offering costs	74,083	153,849
Net cash flows provided by financing activities	249,975	229,822

Net decrease in cash	(65,813)	(145,681)
Cash, at beginning of year	76,275	152,067
Cash, at end of period	$10,462	$6,386

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$36,787	$5,031
Non cash investing and financing activities:
Stock issued as payments of notes payable, accounts payable and accrued interest	$113,250	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

(1)	Description of business

Nature of operations – The Company controls a library consisting of more than 5,000 characters and is engaged principally as a comics-based entertainment company adapting characters and storylines for production in film, television, publishing and all other media.

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

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. The Company’s license to the underlying rights of the “Dead of Nights” characters was due to expire unless principal photography commenced on a feature film by a certain date.  The Company had previously licensed these rights to Long Distance Films, Inc.  The Company then purchased Long Distance Films, Inc., with its production subsidiary, Dead of Night Productions, LLC in order to expedite and finalize the financing of the film with Standard Chartered Bank and Omnilab Pty, Ltd., holding debt of $9,785,488 and $485,000, respectively, as of March 31, 2011.  Long Distance Films, Inc.’s only assets are investments in its subsidiaries related to the film production of “Dead of Night” and has no liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc.  Long Distance Films, Inc was created for the sole purpose of producing “Dead of Night.”  At the time of the acquisition, Long Distance Films, Inc. had no assets or liabilities and no consideration was paid by the Company for the acquisition and no value was assigned to the transaction, which would be eliminated in consolidation.

(2)	Basis of financial statement presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial condition and results of operations of its wholly-owned subsidiaries, Long Distance Films, Inc., Platinum Studios Productions, Inc. and Platinum Studios Entertainment, Inc.  Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”).  All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3)	Going concern

During the three months ended March 31, 2011, the Company had a net loss of $1,226,145 and utilized cash in operations of $309,662. At March 31, 2011, the Company had a working capital deficit of $20,343,243 (excluding its derivative liability) and a shareholders’ deficiency of $17,291,894. The Company is also delinquent in payment of $120,026 for payroll taxes as of March 31, 2011 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to March 31, 2011, the Company raised $50,000 through the issuance of convertible notes payable and borrowed $128,000 from entities in which Scott Rosenberg, the Company’s CEO and Chairman, holds an economic interest. (see Note 13)

(4)	Summary of significant accounting policies

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

The Company recognizes revenue from television and film productions pursuant to FASB ASC Topic 926, Entertainment-Films. The following conditions must be met in order to recognize revenue under Topic 926: (i) persuasive evidence of a sale or licensing arrangement exists; (ii) the program is complete and has been delivered or is available for immediate and unconditional delivery; (iii) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale; (iv) the arrangement fee is fixed or determinable; and (v) collection of the arrangement fee is reasonably assured. Advance payments received from buyers or licensees are included in the condensed consolidated financial statements as a component of deferred revenue.

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

Concentrations of risk - During the three months and ended March 31, 2011 and 2010, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended March 31, 2011, one customer represented approximately 95% of total revenues.  For the three months ended March 31, 2010, three customers represented approximately 38%, 26% and 15% of total revenues.

Derivative Instruments – The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Binomial and Weighted Average Black Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$1,702,724	$1,702,724
Fair value of warrants	-	-	4,602,596	4,602,596
	$-	$-	$6,305,320	$6,305,320

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$2,017,663	$2,017,663
Fair value of warrants	-	-	5,746,305	5,746,305
	$-	$-	$7,763,968	$7,763,968

See Notes 7 and 8 for more information on these financial instruments.

Development costs - Development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the years ended March 31, 2011 and 2010, development costs were $115,646 and $64,233, respectively.

Net loss per share – Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture.  Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive. Since the Company incurred net losses for the three months ended March 31, 2011 and 2010, any increase in the denominator would be anti-dilutive and therefore, the denominator is the same for basic and diluted weighted average shares.

The potentially dilutive securities consisted of the following as of March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Warrants	113,153,409	41,958,600
Options	14,865,000	18,985,000
Convertible Notes	94,221,274	85,526,316
	222,239,683	146,469,916

The Company presently does not have enough authorized shares to effect the conversion of the above listed potentially dilutive securities.  The Company plans to increase the number of authorized shares.

Recently issued accounting pronouncements

Recently issued accounting pronouncements issued by The FASB (including Emerging Issues Task Force), the AICPA and the Securities Exchange Commission (the “SEC”) have either been implemented or are not significant to the Company.

(5)	Investment in Film Library

As of March 31, 2011 and December 31, 2010, all of the investment in film library of $8,949,207 and $9,449,207, respectively, is related to the “Dead of Night” production, a completed film and is net of amortization of $500,000 and $0, respectively. The film was released theatrically in Italy on March 16, 2011 and in the US on April 29, 2011.  During the three months ended March 31, 2011, the Company recognized $500,000 of revenue upon the release of the film in one of the territories, and recognized a corresponding charge to cost of sales for the same amount.  The balance of the remaining ultimate revenues are in foreign territories where the film has been made available and the exploitation period begins upon US theatrical release and therefore, the remaining unamortized cost of $8,949,207 should be principally amortized during 2011.

(6)	Short-term notes payable

Short-term notes payable consists of the following as of:

	March 31, 2011	December 31, 2010
	(Unaudited)
Loans payable to various parties, including minority shareholders, unsecured, interest at 12% per annum, due on demand	$453,407	$482,085

Convertible note payable to a minority shareholder, unsecured, interest at 12% per annum, due on December 31, 2011. Note is convertible into Company's Common Stock at $0.048 per share.	$119,658	$161,023

Bank term loan, unsecured, interest at 7.5% per annum, payable in monthly installments of principal and interest	27,674	32,288

Standard Chartered Bank note payable of $13,365,000 loan secured by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2% per annum. $4,850,000 is guaranteed by Omnilab Pty Ltd. The note was due April 1, 2011 and the Company is currently in default	9,785,488	9,799,878

Note payable to Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09% per annum. The note was due April 1, 2011 and the Company is currently in default.	485,000	485,000

Convertible notes payable, unsecured, interest at 8% per annum, due from October 12, 2011 to November 28, 2011. Note is convertible into the Company's stock at 61% of the average of the lowest three trading days during the ten day trading period prior to conversion.	153,000	-

Convertible note payable, unsecured, interest at 9.875% (semi-annually), due on September 17, 2011. Note is convertible into the Company's stock at lessor of 75% of the average of the last five trading days prior to conversion or closing price on the day prior to conversion, not to exceed $0.05.	50,000	-

Total	$11,074,227	$10,960,274

(7)	Related Party Notes Payable

Related party notes payable consist of the following as of:

	March 31, 2011	December 31, 2010
	(Unaudited)
May 6, 2009 secured convertible notes payable	$2,400,000	$2,400,000
June 3, 2009 secured convertible notes payable	1,350,000	1,350,000

Related party notes payable	3,750,000	3,750,000
Less valuation discount	(826,530)	(2,470,982)
Total short-term notes payable	$2,923,470	$1,279,018

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

The Company considered authoritative guidance and determined that the debt modification represented a substantial debt modification. As such the proper accounting treatment for the conversion price was reevaluated. FASB guidance indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes were modified and the New Warrants were granted (see Note  8).    The Company determined the fair value of the conversion feature of the Notes was $2,697,162 and the fair value of the New Warrants was $4,295,197 based on a binominal valuation model with the following assumptions: risk-free interest rate of 0.21% to 2.60%; dividend yield of 0%; volatility factor of 89.7%; and an expected life of 6 months to 10 years, resulting in total derivative at modification of $6,992,359.  For financial statement purposes, $3,750,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and is being amortized over the term of the Notes.   For the three months ended March 31, 2011, $1,644,452 of discount amortization is included in interest expense.  At March 31, 2011, the unamortized balance of the discount is $826,530.

(8)	Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s secured convertible related party notes payable (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the Notes was separated from the host contract (i.e., the Notes) and recognized as a derivative instrument.  Both the conversion feature of the Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using Binomial and Black-Scholes-Merton valuation techniques with the following assumptions:

	March 31,	December 31,
	2011	2010

Conversion Feature:
Risk-free interest rate	0.09%	0.21%
Expected volatility	62.2%	91.5%
Expected life (in months)	1 to 2	4 to 5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	2.9 to 3.5%	2.6 to 2.8%
Expected volatility	62.2%	91 to 92%
Expected life (in years)	8 to 9.5	8.42 to 9.83
Expected dividend yield	0%	0%

Fair Value:
Conversion feature	$1,702,724	$2,017,663
Warrants	4,602,596	5,746,305
	$6,305,320	$7,763,968

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

As of March 31, 2011 and December 31, 2010, the fair value derivative liability was $6,305,320 and $7,763,968, respectively.  For the three months ended March 31, 2011, the Company recorded a change in fair value of the derivative liabilities of $1,458,648.

(9)	Commitments and Contingencies

Commitments

Payroll Tax Penalties – As of March 31, 2011 and December 31, 2010, the Company’s liabilities include a payable to the Internal Revenue Service in the amount of $120,026 and $123,248, respectively, associated with payroll tax liabilities for the second, third and fourth quarters of 2008, along with associated penalties and interest for late payment. The Company has entered into an installment agreement with the Internal Revenue Service in the amount of $1,000 per month.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

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

As consideration for the Amendment of secured convertible notes payable to the CEO, the Company must pay to such CEO 25% of all gross revenues derived from Co-Owned intellectual property, including the merchandising revenue received from the film, “Cowboys and Aliens”. During the three months ended March 31, 2011, the Company incurred participation fees relating to this agreement of $3,750. As of March 31, 2011, the Company had unpaid fees relating to this agreement of $351,250.

In June 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations with a cost basis of $40,000. The selling price totaled $1,000,000 which was comprised of $500,000 in cash to be paid in installments through October 28, 2010 and $500,000 in future royalties. For accounting purposes, the Company determined recognition of this sale on the installment method was appropriate since the collection of the purchase price could not be assured.  The Company has received $350,000, or 70%  of the cash proceeds with the balance past due as of March 31, 2011.  The Company will also receive payments equal to 10% of Net Revenues generated from the website until the $500,000 in royalties is received. The Company retains partial ownership until the total selling price has been received.

As of March 31, 2011 and December 31, 2010, the Company had accrued payroll, included in Accrued expenses and other current liabilities, of $577,784 and $502,784, respectively, accrued interest, included in Accrued interest-related party notes payable, of $252,270 and $189,770, respectively, and accrued participation fees, included in Related party payable, of $351,250 and $347,500, respectively, due to Scott Rosenberg or entities in which he has an economic interest.  Related party payable as of March 31, 2011 also includes a short term loan of $100,000 from an entity in which Scott Rosenberg has an economic interest.

(11)	Common Stock

Common stock consists of $0.0001 par value, 500,000,000 shares authorized, 317,799,535 shares issued and outstanding as of March 31, 2011 and 310,345,811 shares issued and outstanding as of December 31, 2010.

During the three months ended March 31, 2011, 337,000 shares that were previously issued as a finder’s fee were returned to the Company.

During the three months ended March 31, 2011, the Company issued 3,405,911 shares of common stock for services with a total value of $210,767. The number of shares issued for the services was based upon the fair market value of the stock on the date of issuance, with the differences between the fair market value of the stock and the fair market value of the services, or $185,440, recognized as loss on extinguishment of debt, or $25,327.

During the three months ended March 31, 2011, the Company issued 2,877,265 shares of common stock for conversion of debt or payment of accounts payable with a total value of $174,049. The number of shares issued for the conversion of debt and payment of accounts payable was based upon the fair market value of the stock on the date of conversion or payment, with differences between the fair market value of the stock and the fair market value of the debt recognized, or $113,250, as loss on extinguishment of debt, or $60,799.

In January, 2011, the Company’s S-1 filing became effective with 41,000,000 shares available pursuant to the Dutchess Opportunity Fund agreement.  Of such shares, (i) Dutchess has agreed to purchase 41,000,000 pursuant to the investment agreement dated January 12, 2010, between Dutchess and the Company, and (ii) NO shares were issued to Dutchess in consideration for the investment. Subject to the terms and conditions of such investment agreement, we have the right to put up to $5,000,000 in shares of our common stock to Dutchess.  This arrangement is sometimes referred to as an Equity Line.

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

Pursuant to the agreement, the Company sold 1,507,548 shares of the Company’s common stock during January, February and March of 2011 to Dutchess Opportunity Fund for $84,083, resulting in net proceeds to the Company of $74,083 after costs.

(12)	Stock Options and Warrants

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

During the three months ended March 31, 2011, the Company issued no options to purchase the Company's common stock.  The aggregate value of the options vesting, net of forfeitures, during the three months ended March 31, 2011 and March 31, 2010 was $0 and $44,073, respectively and has been reflected as compensation cost. As of March 31, 2011, the aggregate value of unvested options was $4,560, which will be amortized as compensation cost as the options vest, over 8 months.  As of March 31, 2011, the intrinsic value of the options outstanding was $40,000 based upon the trading price of the common shares as of that date.

Additional information regarding options outstanding as of March 31, 2011 is as follows:

	Options Outstanding at March 31, 2011			Options Exercisable at March 31, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $0.05	4,000,000	1.01	$0.05	4,000,000	$0.05
$0.06 - $0.10	10,865,000	3.57	$0.10	10,715,000	$0.10
	14,865,000			14,715,000

Stock Warrants

The following table summarizes the outstanding warrants to purchase Common Stock at March 31, 2011:

Number	Exercise Price	Expiration Dates
25,000,000	$0.048	May 2019
14,062,500	$0.038	June 2019
40,000,000	$0.11	October 2020
34,090,909	$0.11	October 2020
113,153,409

As of March 31, 2011, the intrinsic value of the warrants outstanding was $609,375 based upon the trading price of the common shares as of that date.

(13)	Subsequent events

Convertible Promissory Note and Subsequent Issuance of Common Stock for Conversion of Debt

In April, 2011, the Company executed a convertible promissory note in favor of Warchest Capital, Multi-Strategy Fund, LLC in the amount of $30,000 for cash consideration.  The note is due October 8, 2011 with interest at 9.875%.  The note is convertible to the Company’s common stock at a 30% discount of the lesser of the closing bid price for the date immediately preceding the date of conversion or the average of the last five days trading days closing volume weighed average price, not to exceed $0.05 per share. Pursuant to this agreement, the Company has instructed its transfer agent to reserve 1,714,286 shares for potential conversion.

The Company also entered into a debt settlement agreement with Warchest Capital Multi-Strategy Fund, LLC whereby the Company transferred $30,000 of it notes and accounts payable in exchange for issuance of 1,578,947 shares of the Company’s common stock at a price of $0.019.

In April, 2011, the Company executed a convertible promissory note in favor of Barclay Lyons, LLC in the amount of $20,000 for cash consideration.  The note is due October 8, 2011 with interest at 9.875%.  The note is convertible into the Company’s common stock at a 30% discount of the lesser of the closing bid price for the date immediately preceding the date of conversion or the average of the last five days trading days closing volume weighted average price, not to exceed $0.05 per share.  Pursuant to this agreement, the Company has instructed its transfer agent to reserve 1,142,914 shares for potential conversion.

The Company also entered into a debt settlement agreement with Barclay Lyons, LLC whereby the Company transferred $20,000 of its accounts payable in exchange for issuance of 1,052,632 shares of the Company’s common stock at a price of $0.019.

Common Stock Issued for Conversion of Debt

In April, 2011, the Company issued 912,056 shares of its common stock to settle accounts payable and accrued expenses totaling $45,000.

Common Stock Issued for Services

In April, 2011, the Company issued 343,108 shares of its common stock to a consultant as payment for services in the amount of $20,000.

Related Party Payable

In April and May, 2011, entities in which Scott Rosenberg holds an economic interest loaned the Company $128,000 for working capital purposes.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

We are focused on adding titles and expanding our library with the primary goal of creating new franchise properties and characters.  In addition to in-house development and further acquisitions, we are developing content with professionals outside the realm of comic books.  We have teamed up with screenwriters, producers, directors, movie stars, and novelists to develop entertainment content and potential new franchise properties.  We believe our core brand offers a broader range of storylines and genres than the traditional superhero-centric genre.  Management believes this approach is maintained with Hollywood in mind, as the storylines offer the film industry fresh, high-concept brandable content as a complementary alternative to traditional super hero storylines.

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

During 2009 and 2010, the Company produced a feature film entitled “Dylan Dog: Dead of Night” with release dates starting in the first quarter of 2011.

We derive revenues from a number of sources including:  Print Publishing, Filmed Entertainment and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three months ended March 31, 2011 and 2010.  The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

NET REVENUE (UNAUDITED)

Net revenue for the three months ended March 31, 2011 was $525,782 compared to $32,683 for the three months ended March 31, 2010. Currently the Company derives most of its revenue from film licensing, options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years.  The revenues for the three months ended March 31, 2011 represented $500,000 in film licensing revenue from one customer due to the release of “Dylan Dog: Dead of Night” in that customer’s territory.  The balance of the $25,782 of revenues for the three months ended March 31, 2011 was a combination of rights fees and merchandising revenues.

The revenues for the three months ended March 31, 2010 represented $23,958 in option revenue from three customers, $4,819 in licensing revenues from one customer and $3,906 in on-line advertising revenues.

Cost of revenues

For the three months ended March 31, 2011 costs of revenue were $522,436 compared to $1,083 for the three months ended March 31, 2010. The increase is primarily due to amortization of film costs related to the “Dylan Dog: Dead of Night” film licensing revenues of $500,000 for the three months ended March 31, 2011.

Operating expenses

Operating expenses decreased $62,731 or 9% for the three months ended March 31, 2011 to $624,778 as compared to $687,509 for the three months ended March 31, 2010. These decreases were related to a decrease in rent of $61,000 as the company moved to smaller office space in June of 2010, a decrease in salaries and benefits of $53,000 as the Company reduced the number of employees, a decrease in commissions of $75,000 related to sales agent fees for “Dylan Dog: Dead of Night,” a decrease in legal fees of $80,000 and a decrease in stock option expense of $44,000. These decreases were offset by an increase in director’s compensation of $131,000 as stock was issued to directors and an increase in consulting fees and outside services of $106,000 as the Company turned to flexible consulting arrangements to manage key executive functions and other overhead increases of $13,000

Development costs

Development costs increased $51,413 or 80% for the three months ended March 31, 2011 to $115,646 as compared to $64,233 for the three months ended March 31, 2010.  This increase was due to expenditures for outside artwork and writing fees required to develop the Company’s comic book characters.

Loss on settlement of debt

The company recorded a loss on settlement of debt of $86,126 for the three months ended March 31, 2011 as compared to $0 for the three months ended March 31, 2010.  The loss was related to settling debt of the Company by issuance of its common stock at a discount.

Gain on derivative liability

The Company recorded a gain on derivative liability of $1,458,648 for the three months ended March 31, 2011. The derivative liability, recorded in connection with loans payable to the Company’s CEO is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense

For the three months ended March 31, 2011, interest expense was $1,861,589 compared to $577,587 for the three months ended March 31, 2010. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with loans payable to the Company’s CEO.

As a result of the foregoing, the Company had a net loss of $1,226,145 for the three months ended March 31, 2011 compared to a net loss of $1,007,729 for the same period in 2010.  Approximately $1,284,000 of the decrease was related to an increase in interest expense including debt discount amortization and an increase in loss on settlement of debt of $86,000, offset by an increase in gain on derivative liability of approximately $1,168,000

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

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

In December, 2008, the Company, thru its subsidiary, Long Distance Films, Inc., entered into a promissory note with Standard Charted Bank to fund the production of “Dead of Night” in the original amount of $13,365,000.  The amount due on this note as of March 31, 2011 was $9,785,488.  The loan is collateralized by all rights in the sales agency agreement and the distribution agreements in connection with the production.  The interest rate is Libor plus 2% with the principal and all accrued interest due on April 1, 2011.  The note is currently in default.

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

Net cash flow used by operations during the three months ended March 31, 2011 was $309,662 as compared to $375,503 for the three months ended March 31, 2010.  The decrease in cash flows from operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due an increase in amortization of $477,174, an increase in fair value of stock issued for services of $132,217, an increase in amortization of debt discount of $1,179,252, an increase in gain on valuation of derivative liability of $1,168,648, a decrease in restricted cash of $585,946, a decrease in investment in film library of $441,605, an increase in prepaid expense and other current assets of $1,161,525, an increase in accrued expenses of $173,049, an increase in deferred revenue of $101,878 and an increase in net loss of $218,416.

Net cash used by investing activities was $6,126 for the three months ended March 31, 2011 for the purchase of office equipment.

Net cash provided in financing activities was $249,975 for the three months ended March 31, 2011 as compared to $229,822 for the three months ended March 31, 2010. The increase in cash provided by financing activities is attributed an increase in short-term notes payable of $604,680, an increase in related party loans of $100,000, a decrease in payments on short-term notes payable of $531,922, a decrease in payments on related party loans of $73,266 and a decrease in issuance of common stock of $79,766.

At March 31, 2011 the Company had cash balances of $10,462.  The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2011, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

GOING CONCERN

During the three months ended March 31, 2011, the Company had a net loss of $1,226,145 and a cash flow deficiency of $309,662. At March 31, 2011, the Company had a working capital deficit of $20,343,243 (excluding its derivative liability) and a shareholders’ deficiency of $17,291,894. The Company is also delinquent in payment of $120,026 for payroll taxes as of March 31, 2011 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to March 31, 2011, the Company raised $50,000 through the issuance of convertible notes payable and borrowed $128,000 from entities in which Scott Rosenberg, the Company’s CEO and Chairman, holds an economic interest.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.  Critical accounting policies and estimates are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters of the susceptibility of such matters to change, and that may have an impact on financial condition or operating performance.  For example, accounting for our investment in films requires us to estimate future revenue and expense amounts which, due to the inherent uncertainties involved in making such estimates, are likely to differ to some extent from actual results.

DERIVATIVE LIABILITY.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses both the Binomial and Weighted Average Black Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The derivative liabilities are re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the three months ended March 31, 2011 resulted in a gain of $1,861,589.  Any change in the significant assumptions could result in a different valuation that could affect the Company’s results of operations.

Recently issued accounting pronouncements

Recently issued accounting pronouncements issued by The FASB (including Emerging Issues Task Force), the AICPA and the Securities Exchange Commission (the “SEC”) have either been implemented or are not significant to the Company.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

With exception to the litigation disclosed above, we are not currently a party to, nor is any of our property currently the subject of, any additional pending legal proceeding that will have a material adverse effect on our business, nor are any of our directors, officers or affiliates involved in any proceedings adverse to our business or which have a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 15, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 2,386,240 shares of our common stock for services with a value of $151,000.

The Company relied on an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale and we took appropriate measures to restrict the transfer of the securities.

During the three months ended March 31, 2011, the Company issued 3,896,936 shares of our common stock in exchange for debt with a value of $147,690.

The Company relied on an exemption from the registration requirements of the Act pursuant to Section 3 (a) (9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 23, 2011.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer
and Chairman of the Board

By:	/s/ Lawrence K. White
Lawrence K. White
Interim Chief Financial Officer & Principal Financial and Accounting Officer