Form 10-Q
period 2011-06-30
Platinum Studios, Inc.
filed 2011-08-19
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of registrant’s common stock outstanding, as August 5, 2011 was 379,830,474.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS

Current assets:
Cash and cash equivalents	$63,131	$76,275
Prepaid expenses	126,429	100,940
Other current assets	609,387	438,799
Total current assets	798,947	616,014
Property and equipment, net	65,554	76,631
Investment in film library, net	4,423,692	9,449,207
Assets held for sale	12,000	12,000
Deposits and other	313,312	321,160
Total assets	$5,613,505	$10,475,012

(Continued)

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2011	December 31,
	(Unaudited)	2010

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,170,392	$1,195,673
Accrued expenses and other current liabilities	1,810,009	1,278,092
Deferred revenue	247,833	3,973,738
Short term notes payable	9,729,711	10,960,274
Related party payable	617,625	347,500
Related party notes payable, net of debt discount	3,750,000	1,279,018
Derivative liability	10,761,698	7,763,968
Accrued interest - related party notes payable	347,062	189,770
Capital leases payable	5,893	11,627
Total current liabilities	28,440,223	26,999,660

Commitments and contingencies

Shareholders' Deficit:
Common stock, $.0001 par value; 500,000,000 shares authorized; 348,096,215 and 310,345,811 issued and outstanding, respectively	34,810	31,035
Additional paid in capital	18,711,458	17,478,740
Accumulated deficit	(41,572,986)	(34,034,423)
Total shareholders' deficit	(22,826,718)	(16,524,648)
Total liabilities and shareholders' deficit	$5,613,505	$10,475,012

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PLATINUM STUDIOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$4,999,699	$2,065,365	$5,525,481	$2,098,048

Costs and expenses:
Cost of revenues	4,952,522	478,499	5,474,958	479,582
Operating expenses	642,167	913,722	1,266,945	1,601,231
Development costs	204,361	74,709	320,007	138,942
Total costs and expenses	5,799,050	1,466,930	7,061,910	2,219,755
Operating income (loss)	(799,351)	598,435	(1,536,429)	(121,707)
Other income (expense):
Gain on disposition of assets	-	194,020	-	194,020
Gain (loss) on settlement of debt	(80,443)	82,457	(166,569)	82,457
Loss on valuation of derivative liability	(4,456,378)	(1,060,000)	(2,997,730)	(770,000)
Interest expense	(976,246)	(380,578)	(2,837,835)	(958,165)
Total other income (expense):	(5,513,067)	(1,164,101)	(6,002,134)	(1,451,688)
Net loss	$(6,312,418)	$(565,666)	$(7,538,563)	$(1,573,395)

Net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average shares	328,559,407	287,060,884	320,155,706	279,219,105

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

Six Months Ended June 30, 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	310,345,811	$31,035	$17,478,740	$(34,034,423)	$(16,524,648)

Shares returned	(337,000)	(34)	34	-	-
Common stock issued for services.	14,630,004	1,464	581,471	-	582,935
Common stock issued for conversion of debt and accounts payable	5,394,997	539	250,286	-	250,825
Shares sold under equity credit line	18,062,403	1,806	400,927	-	402,733
Net Loss	-	-	-	(7,538,563)	(7,538,563)
Balance at June 30, 2011	348,096,215	$34,810	$18,711,458	$(41,572,986)	$(22,826,718)

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(7,538,563)	$(1,573,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,203	32,299
Amortization of film library	5,025,515	45,652
Gain on disposal of assets	-	(194,020)
(Gain) Loss on settlement of debt	166,569	(82,457)
Fair value of stock issued for services	476,027	217,290
Amortization of debt discount	2,470,982	729,088
Loss on valuation of derivative liability	2,997,730	770,000
Decrease (increase) in operating assets:
Restricted cash	-	73,758
Accounts receivable	-	10,313
Investment in film library	-	(948,403)
Prepaid expenses and other current assets	(196,076)	611,675
Deposits and other assets	7,848	-
Increase (decrease) in operating liabilities:
Accounts payable	41,882	427,127
Related party payables	13,125	285,000
Accrued expenses	573,309	284,283
Accrued interest	157,292	150,550
Interest added to short term notes payable	161,989	-
Deferred revenue	(3,725,905)	177,087
Net cash flows provided by operating activities	648,927	1,015,847

Cash flows from investing activities
Proceeds from sales of property and equipment and intangibles	-	249,800
Purchases of property and equipment	(6,126)	(9,685)
Net cash flows (used in) provided by investing activities	(6,126)	240,115

Cash flows from financing activities
Proceeds from short-term notes payable	253,000	899,118
Proceeds from related party notes payable	257,000	7,500
Payments on short-term notes payable	(1,562,944)	(785,377)
Payments on related party notes payable	-	(83,062)
Payments on capital leases	(5,734)	(82,644)
Issuance of common stock, net of offering costs	402,733	587,474
Net cash flows (used in) provided by financing activities	(655,945)	543,009

Net increase (decrease) in cash	(13,144)	1,798,971
Cash, at beginning of year	76,275	152,067
Cash, at end of period	$63,131	$1,951,038

	Six Months Ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$37,362	$71,064
Non-cash investing and financing activities:
Stock issued as payments of notes payable, accounts payable and accrued interest	$250,825	$53,773

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 and 2010
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

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. The Company’s license to the underlying rights of the “Dead of Nights” characters was due to expire unless principal photography commenced on a feature film by a certain date.  The Company had previously licensed these rights to Long Distance Films, Inc.  The Company then purchased Long Distance Films, Inc., with its production subsidiary, Dead of Night Productions, LLC in order to expedite and finalize the financing of the film with Standard Chartered Bank, holding debt of $8,897,561 as of June 30, 2011.  Long Distance Films, Inc.’s only assets are investments in its subsidiaries related to the film production of “Dead of Night” and has no liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc.  Long Distance Films, Inc was created for the sole purpose of producing “Dead of Night.”  At the time of the acquisition, Long Distance Films, Inc. had no assets or liabilities and no consideration was paid by the Company for the acquisition and no value was assigned to the transaction, which would be eliminated in consolidation.

(2)	Basis of financial statement presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements. The consolidated financial statements include the financial condition and results of operations of its wholly-owned subsidiaries, Long Distance Films, Inc., Platinum Studios Productions, Inc. and Platinum Studios Entertainment, Inc.  Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year.  The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K (the “Annual Report”).  All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

(3)	Going concern

During the six months ended June 30, 2011, the Company had a net loss of $7,538,563.  At June 30, 2011, the Company had a working capital deficit of $16,879,578 (excluding its derivative liability) and a shareholders’ deficiency of $22,826,718. The Company is also delinquent in payment of $117,824 for payroll taxes as of June 30, 2011 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to June 30, 2011, the Company raised $42,500 through the issuance of convertible notes payable and $572,835 through the issuance of common stock pursuant to the Dutchess Opportunity Fund agreement (See Note 13).

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

Concentrations of risk - During the three and six months and ended June 30, 2011 and 2010, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended June 30, 2011, three customers represented approximately 35%, 25% and 19% of total revenues. For the six months ended June 30, 2011, three customers represented approximately 32%, 23% and 18% of total revenues. For the three and six months ended June 30, 2010, one customer represented approximately 99% of total revenues.

Derivative Instruments – The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Binomial option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments – Fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company’s fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$3,796,267	$3,796,267
Fair value of warrants	-	-	6,965,431	6,965,431
	$-	$-	$10,761,698	$10,761,698

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$2,017,663	$2,017,663
Fair value of warrants	-	-	5,746,305	5,746,305
	$-	$-	$7,763,968	$7,763,968

See Notes 7 and 8 for more information on these financial instruments.

Development costs - Development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three months ended June 30, 2011 and 2010, development costs were $204,361 and $74,709, respectively. For the six months ended June 30, 2011 and 2010, development costs were $320,007 and $138,942, respectively.

Net loss per share – Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture.  Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive. Since the Company incurred net losses for the six months ended June 30, 2011 and 2010, any increase in the denominator would be anti-dilutive and therefore, the denominator is the same for basic and diluted weighted average shares.

The potentially dilutive securities consisted of the following as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Warrants	388,979,855	41,958,600
Options	14,865,000	20,985,000
Convertible Notes	333,850,421	85,526,319
	737,695,276	148,469,919

The Company presently does not have enough authorized shares to effect the conversion of the above listed potentially dilutive securities.  The Company plans to increase the number of authorized shares via a proxy vote by the shareholders.

Recently issued accounting pronouncements

 Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(5)	Investment in Film Library

As of June 30, 2011 and December 31, 2010, the investment in film library of $4,423,692 and $9,449,207, respectively, is related to the “Dead of Night” production, a completed film and is net of amortization of $5,025,515 and $0, respectively. The film was released theatrically in Italy on March 16, 2011 and in the United States on April 29, 2011. The majority of the remaining foreign territories were available for release upon the United States release date. During the six months ended June 30, 2011, the Company recognized $5,495,279 of revenue upon the availability of the film in all of the territories and the theatrical release in the United States.  The balance of the remaining ultimate revenues and unamortized costs of $4,423,692 should be principally amortized during the third and fourth quarters of 2011.

(6)	Short-term notes payable

Short-term notes payable consists of the following as of:
	June 30, 2011	December 31,
	(Unaudited)	2010
Loans payable to various parties, including minority shareholders, unsecured, interest at 12% per annum, due on demand	$452,560	$482,085
Convertible note payable to a minority shareholder, unsecured, interest at 12% per annum, due on December 31, 2011. Note is convertible into Company's Common Stock at $0.048 per share.	102,853	161,023
Bank term loan, unsecured, interest at 7.5% per annum, payable in monthly installments of principal and interest	23,737	32,288

Standard Chartered Bank note payable of $13,365,000 loan secured by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Interest rate of Libor plus 2% per annum. $4,850,000 is guaranteed by Omnilab Pty Ltd. of which $1,000,000 has been paid with the balance due on October 1, 2011. The remaining note balance of $5,047,561 was due April 1, 2011 and the Company is currently in default	8,897,561	9,799,878

Note payable to Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09% per annum.	-	485,000
Convertible notes payable, unsecured, interest at 8% per annum, due from October 12, 2011 to November 28, 2011. Note is convertible into the Company's stock at 61% of the average of the lowest three trading days during the ten day trading period prior to conversion.	153,000	-
Convertible note payable, unsecured, interest at 9.875% (semi-annually), due from September 17, 2011 to October 8, 2011. Note is convertible into the Company's stock at lessor of 75% of the average of the last five trading days prior to conversion or closing price on the day prior to conversion, not to exceed $0.05.	100,000	-
Total	$9,729,711	$10,960,274

(7)	Related Party Notes Payable

Related party notes payable consist of the following as of:

	June 30, 2011 (Unaudited)	December 31, 2010
May 6, 2009 secured convertible notes payable	$2,400,000	$2,400,000
June 3, 2009 secured convertible notes payable	1,350,000	1,350,000

Related party notes payable	3,750,000	3,750,000
Less valuation discount	-	(2,470,982)
Total short-term notes payable	$3,750,000	$1,279,018

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

In exchange for these due date extensions, the Company granted to the CEO:

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

The notes are past due and the Company is currently negotiating with the note holder for an additional extension.

The notes, warrants and co-ownership rights were assigned to an entity that is managed by the CEO and a Director of the Company.

The warrants and convertible notes all contain adjustments to the exercise price for dilutive issuances.  If the Company sells or issues Additional Shares of Common Stock (defined as all shares of common stock issued other than stock issued to officers, directors or employees for work performed, shares issued upon the exercise of these warrants to purchases of common stock and shares issued in connection with the acquisition of the Company of voting control by another business entity) at a price less than the exercise or conversion price of the warrants or convertible note in excess of $200,000, then the exercise or conversion price is reduced to a price equal to the lowest price per share at which any Additional Shares of Common Stock were sold.

The dilutive issuances provisions of the warrants and convertible notes were triggered during the second quarter of 2011 due to issuances of common stock pursuant to the Dutchesss Opportunity Fund Agreement.  The revised pricing on the warrants and conversions is now set at $0.0121.

The Company considered authoritative guidance and determined that the debt modification represented a substantial debt modification. As such the proper accounting treatment for the conversion price was reevaluated. FASB guidance indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock.  Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes were modified and the New Warrants were granted (see Note  8).    The Company determined the fair value of the conversion feature of the Notes was $2,697,162 and the fair value of the New Warrants was $4,295,197 based on a binominal valuation model with the following assumptions: risk-free interest rate of 0.21% to 2.60%; dividend yield of 0%; volatility factor of 89.7%; and an expected life of 6 months to 10 years, resulting in total derivative at modification of $6,992,359.  For financial statement purposes, $3,750,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and is being amortized over the term of the Notes.   For the three and six months ended June 30, 2011, $1,644,452 and $2,470,982 of discount amortization is included in interest expense, respectively.  At June 30, 2011, the unamortized balance of the discount is $0.

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
The derivative liabilities were valued using the Binomial valuation technique with the following assumptions:

	June 30,	December 31,
	July 3, 1905	July 2, 1905
Conversion Feature:
Risk-free interest rate	0.19%	0.21%
Expected volatility	169.9%	91.5%
Expected life (in months)	10 to 11	4 to 5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	2.5 to 3.2%	2.6 to 2.8%
Expected volatility	169.9%	91 to 92%
Expected life (in years)	8 to 9.5	8.42 to 9.83
Expected dividend yield	0%	0%

Fair Value:
Conversion feature	$3,796,267	$2,017,663
Warrants	6,965,431	5,746,305
	$10,761,698	$7,763,968

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

As of June 30, 2011 and December 31, 2010, the fair value of the derivative liability was $10,761,698 and $7,763,968, respectively.  For the three and six months ended June 30, 2011, the Company recorded a change in fair value of the derivative liabilities of ($4,456,378) and ($2,997,730), respectively.

(9)	Commitments and Contingencies

Commitments

Payroll Tax Penalties – As of June 30, 2011 and December 31, 2010, the Company’s liabilities include a payable to the Internal Revenue Service in the amount of $117,824 and $123,248, respectively, associated with payroll tax liabilities for the second, third and fourth quarters of 2008, along with associated penalties and interest for late payment. The Company has entered into an installment agreement with the Internal Revenue Service in the amount of $1,000 per month.

Contingencies

The Company’s legal proceedings are as follows:

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 and has paid that amount as of June 30, 2011.

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000.  The matter was settled through arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000, which payments have not been made and litigation has subsequently been reinstituted.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with a deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.  The Company has not reserved any payable for this proceeding.

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

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

The Company has an exclusive option to enter licensing/acquisition of rights agreements for individual characters, subject to existing third party rights, within the RIP Awesome Library of RIP Media, Inc., an entity in which Scott Rosenberg is the Manager. Scott Mitchell Rosenberg also provides production consulting services to the Company’s customers (production companies) through Scott Mitchell Rosenberg Productions (another related entity) wholly owned by Scott Mitchell Rosenberg. At the time the Company enters into a purchase agreement with a production company, a separate contract may be entered into between the related entity and the production company. In addition, consulting services regarding development of characters and storylines may also be provided to the Company by this related entity.  Revenue would be paid directly to the related entity by the production company.

As consideration for the Amendment of the assigned secured convertible notes payable to an entity managed by the CEO and one of the Company’s Directors, the Company must pay to such entity 25% of all gross revenues derived from Co-Owned intellectual property, including the merchandising revenue received from the film, “Cowboys and Aliens”. During the three and six months ended June 30, 2011, the Company incurred participation fees relating to this agreement of $9,375 and $13,125. As of June 30, 2011, the Company had unpaid fees relating to this agreement of $360,625.

In June 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations with a cost basis of $40,000. The selling price totaled $1,000,000 which was comprised of $500,000 in cash to be paid in installments through October 28, 2010 and $500,000 in future royalties. For accounting purposes, the Company determined recognition of this sale on the installment method was appropriate since the collection of the purchase price could not be assured.  The Company has received $350,000, or 70% of the cash proceeds with the balance past due as of June 30, 2011.  The Company will also receive payments equal to 10% of Net Revenues generated from the website until the $500,000 in royalties is received. The Company retains partial ownership until the total selling price has been received.

As of June 30, 2011 and December 31, 2010, the Company had accrued payroll, included in Accrued expenses and other current liabilities, of $626,884 and $502,784, respectively, accrued interest, included in Accrued interest-related party notes payable, of $347,062 and $189,770, respectively, and accrued participation fees, included in Related party payable, of $360,625 and $347,500, respectively, due to Scott Rosenberg or entities in which he is a manager.  Related party payable as of June, 2011 also includes a short term loan of $257,000 from an entity which is managed by Scott Rosenberg.

(11)	Common Stock

Common stock consists of $0.0001 par value, 500,000,000 shares authorized, 348,096,215 shares issued and outstanding as of June 30, 2011 and 310,345,811 shares issued and outstanding as of December 31, 2010.

During the six months ended June 30, 2011, 337,000 shares that were previously issued as a finder’s fee were returned to the Company.

During the six months ended June 30, 2011, the Company issued 14,630,004 shares of common stock for services with a total value of $582,935. The number of shares issued for the services was based upon the fair market value of the stock on the date of issuance, with the differences between the fair market value of the stock and the fair market value of the services, or $476,027, recognized as loss on extinguishment of debt of $106,907.

During the six months ended June 30, 2011, the Company issued 5,394,997 shares of common stock for conversion of debt or payment of accounts payable with a total value of $250,825. The number of shares issued for the conversion of debt and payment of accounts payable was based upon the fair market value of the stock on the date of conversion or payment, with differences between the fair market value of the stock and the fair market value of the debt recognized, or $191,163, as loss on extinguishment of debt of $59,662.

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

Dutchess may sell the shares of common stock from time to time at the prevailing market price on the Over-the Counter (OTC) Bulletin Board, or on an exchange if our shares of common stock become listed for trading on such an exchange, or in negotiated transactions. Dutchess is an underwriter within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the resale of our common stock under the Equity Line.

Pursuant to the agreement, the Company sold 18,062,403 shares of the Company’s common stock during the first six months of 2011 to Dutchess Opportunity Fund for $412,733, resulting in net proceeds to the Company of $402,733 after costs.

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

During the six months ended June 30, 2011, the Company issued no options to purchase the Company’s common stock.  The aggregate value of the options vesting, net of forfeitures, during the six months ended June 30, 2011 and 2010 was $0 and $108,695, respectively and has been reflected as compensation cost. As of June 30, 2011, the aggregate value of unvested options was $4,560, which will be amortized as compensation cost as the options vest, over 8 months.

Additional information regarding options outstanding as of June 30, 2011 is as follows:

	Options Outstanding at June 30, 2011			Options Exercisable at June 30, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.01 - $0.05	4,000,000	.76	$0.05	4,000,000	$0.05
$0.06 - $0.10	10,865,000	3.32	$0.10	10,715,000	$0.10
	14,865,000			14,715,000

The options had no intrinsic value as of June 30, 2011.

Stock Warrants

The following table summarizes the outstanding warrants to purchase Common Stock at June 30, 2011:

Number	Exercise Price	Expiration Dates
25,000,000	$0.0121	May 2019
14,062,500	$0.0121	June 2019
40,000,000	$0.0121	October 2020
309,917,355	$0.0121	October 2020
388,979,855

As of June 30, 2011, the intrinsic value of the warrants outstanding was $3,072,941 based upon the trading price of the common shares as of that date.

(13)	Subsequent events

Convertible Promissory Note and Subsequent Issuance of Common Stock for Conversion of Debt

In July, 2011, the Company executed a convertible promissory note in the amount of $42,500 for cash consideration.  The note is due March 26, 2012 with interest at 8%.  The note is convertible into the Company’s common stock at a 39% discount to the average of the three lowest days trading prices for the Company’s common stock during the ten trading day period prior to conversion.

In August, 2011, the Company issued 5,159,554 shares of its common stock to settle convertible promissory notes with a value of $100,000.

Common Stock Issued for Conversion of Debt

In July, 2011, the Company issued 1,109,750 shares of its common stock to settle accounts payable and accrued expenses totaling $23,097.

Common Stock Issued for Services

In July, 2011, the Company issued 3,116,911 shares of its common stock to consultants as payment for services in the amount of $70,000.

Equity Line of Credit

Pursuant to the agreement, the Company sold 20,826,304 shares of the Company’s common stock during July and August of 2011 to Dutchess Opportunity Fund for $572,835.

Stock Compensation and Benefit Plan

In July, 2011, the Company established a compensation and benefit plan to provide incentive to employees and consultants.  The Company filed Form S-8 to register 15,000,000 shares for the plan.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

During 2009 and 2010, the Company produced a feature film entitled “Dylan Dog: Dead of Night” which was released primarily during the second quarter of 2011.

We derive revenues from a number of sources including:  Print Publishing, Filmed Entertainment and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and six months ended June 30, 2011 and 2010.  The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE  AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

NET REVENUE (UNAUDITED)

Net revenue for the three and six months ended June 30, 2011 was $4,999,699 and $5,525,481, respectively, as compared to $2,065,365 and $2,098,048 for the three and six months ended June 30, 2010. Currently the Company derives most of its revenue from film licensing, options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years.  The revenues for the three and six months ended June 30, 2011 were primarily related to film licensing revenue from the release of “Dylan Dog: Dead of Night.”

The net revenue for the three and six months ended June 30, 2010 was primarily purchase rights revenue from one customer as principal photography initiated on one of the Company’s properties.

Cost of revenues

For the three and six months ended June 30, 2011 costs of revenue were $4,952,522 and $5,474,958, respectively compared to $478,499 and $479,582 for the three and six months ended June 30, 2010.  The costs for the three and six months ended June 30, 2011 were primarily related to amortization related to the licensing revenue for the film “Dead of Night.”  The costs for the three and six months ended June 30, 2010 were primarily related to participation costs related to the purchase rights revenues.

Operating expenses

Operating expenses decreased $271,555 or 30% for the three months ended June 30, 2011 to $642,167 as compared to $913,722 for the three months ended June 30, 2010. These decreases were related to a decrease in rent of $74,000 as the company moved to smaller office space in June of 2010, a decrease in legal fees of $130,000 and a decrease in stock option expense of $65,000.

Operating expenses decreased $334,286 or 21% for the six months ended June 30, 2011 to $1,266,945 as compared to $1,601,231 for the six months ended June 30, 2010. These decreases were related to a decrease in rent of $135,000 as the company moved to smaller office space in June of 2010, a decrease in legal fees of $210,000, a decrease in depreciation and amortization of $61,000, a decrease in stock option expense of $109,000 and a decrease in other operating costs of $80,000. These decreases were offset by increases of $113,000 in consulting fees and $131,000 in directors’ compensation.

Development costs

Development costs increased $129,652 or 174% for the three months ended June 30, 2011 to $204,361 as compared to $74,709 for the three months ended June 30, 2010.  Development costs increased $181,065 or 130% for the six months ended June 30, 2011 to $320,007 as compared to $138,942 for the six months ended June 30, 2010. These increases were primarily due to expenditures for outside artwork and writing fees required to develop the Company’s comic book characters and costs related to an animated comic book series.

Gain (loss) on settlement of debt

The company recorded a los on settlement of debt for the three and six months ended June 30, 2011 of $(80,443) and $(166,569), respectively, as compared to a gain on settlement of debt of $82,457 for the three and six months ended June 30, 2010.  The losses for the three and six months ended June 30, 2011 were primarily related to settlement of notes and accounts payable by issuance of the Company’s common stock at a discount to the value of the payable.  The gain for the three and six months ended June 30, 2010 was primarily related to the settlement of leases in default at a discount to amount remaining on the lease.

Loss on derivative liability

The Company recorded a loss on derivative liability of $4,456,378 and $2,997,730 for the three and six months ended June 30, 2011, respectively. The derivative liability, recorded in connection with debts payable to the Company’s CEO, is re-valued at each reporting date with changes in value being recognized as part of current earnings.

Interest expense

For the three and six months ended June 30, 2011, interest expense was $976,246 and $2,837,835, respectively as compared to $380,578 and $958,165 for the three and six months ended June 30, 2010. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with debts payable to the Company’s CEO.

As a result of the foregoing, the net loss increased by $5,746,752 and $5,965,168 for the three and six months ended June 30, 2011 to $6,312,418 and $7,538,563 as compared to the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman and major note holder, Scott M. Rosenberg to extend the due dates of certain existing loans made by Mr. Rosenberg to the Company.  Pursuant to the terms of the agreements, the new due date for certain loans totaling $2,400,000 was May 6, 2011 and the new due date for other loans totaling $1,350,000 was June 3, 2011.  The interest rate on all of these loans has been increased from 8% to 10%, effective upon the original due dates of May 6, 2010, and June 3, 2010, respectively.

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

The notes are past due and the Company is currently in negotiations with the note holder for an additional extension.

The notes, warrants and co-ownership rights were assigned to an entity that is managed by the CEO and a Director of the Company.

In December, 2008, the Company, through its subsidiary, Long Distance Films, Inc., entered into a promissory note with Standard Charted Bank to fund the production of “Dead of Night” in the original amount of $13,365,000.  The amount due on this note as of June 30, 2011 was $8,897,561.  The loan is collateralized by all rights in the sales agency agreement and the distribution agreements in connection with the production.  $4,850,000 of the loan is guaranteed by Omnilab Pty Ltd. of which $1,000,000 has been paid with the balance due on October 1, 2011.  The remaining note balance of $5,047,561 was due April 1, 2011 and the Company is currently in default

The company has unpaid liabilities due to the Internal Revenue Service for employee obligations, which is approximately $117,000.  We have entered into payment plans to pay off these liabilities but there can be no guarantee that the Company will be able to continue making such payments.  If the Company defaults on its payment plans, the governmental entities involved might exercise their collection powers, which may be abrupt and immediate, and could possibly levy upon existing accounts of the Company, with no notice or little advance warning.

Net cash flow provided by operations during the six months ended June 30, 2011 was $648,927 as compared to $1,015,847 for the six months ended June 30, 2010.  The decrease in cash flows from operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due an increase in amortization of $5,025,515, an increase in fair value of stock issued for services of $258,737, an increase in amortization of debt discount of $1,741,894, an increase in loss on valuation of derivative liability of $2,227,730, a decrease in investment in film library of $948,403, an increase in prepaid expense and other current assets of $807,751, a decrease in accounts payable of $385,245, an increase in accrued expenses of $289,026, a decrease in deferred revenue of $3,902,992 and an increase in net loss of $5,965,168.

Net cash used by investing activities was $6,126 for the six months ended June 30, 2011 for the purchase of office equipment.

Net cash used in financing activities was $655,945 for the six months ended June 30, 2011 as compared to cash provided of $543,009 for the six months ended June 30, 2010. The decrease in cash provided by financing activities is attributed to a decrease in proceeds from short-term notes payable of $646,118, an increase in related party loans of $249,500, an increase in payments on short-term notes payable of $777,567, a decrease in payments on related party loans of $83,062 and a decrease in issuance of common stock of $184,741.

At June 30, 2011 the Company had cash balances of $63,131.  The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2011, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

GOING CONCERN

During the six months ended June 30, 2011, the Company had a net loss of $7,538,563.  At June 30, 2011, the Company had a working capital deficit of $16,879,578 (excluding its derivative liability) and a shareholders’ deficiency of $22,826,718. The Company is also delinquent in payment of $117,824 for payroll taxes as of June 30, 2011 and in default of certain of its short term notes payable.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations. Subsequent to June 30, 2011, the Company raised $42,500 through the issuance of convertible notes payable and $572,835 through the issuance of common stock pursuant to the Dutchess Opportunity Fund agreement.

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

DERIVATIVE LIABILITY.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Binomial  option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The derivative liabilities are re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the six months ended June 30, 2011 resulted in a loss of $2,997,730.  Any change in the significant assumptions could result in a different valuation that could affect the Company’s results of operations.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Transcontinental Printing v. Platinum. On or about July 2, 2009, Transcontinental Printing, a New York corporation, filed suit against the Company in Superior Court, County of Los Angeles (Case No. SC103801) alleging that the Company failed to pay for certain goods and services provided by Transcontinental in the total amount of $106,593. The Company settled the suit agreeing to pay $92,000 and has paid that amount as of June 30, 2011

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000.  The matter was settled through arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000, which payments have not been made, and litigation has subsequently been reinstituted.

Harrison Kordestani v. Platinum. Harrison Kordestani was a principal of Arclight Films, with whom the Company had entered into a film slate agreement. One of the properties that had been subject to the slate agreement was “Dead of Night.” Arclight fired Mr. Kordestani and subsequently released Dead of Night from the slate agreement. In late January 2009, Mr. Krodestani had an attorney contact the Company as well as its new partners who were on the verge of closing the financing for the “Dead of Night.” Mr. Kordestani, through his counsel, claimed he was entitled to reimbursement for certain monies invested in the film while it had been subject to the Arclight slate agreement. Mr. Krodestani’s claim was wholly without merit and an attempt to force an unwarranted settlement because he knew we were about to close a deal. We responded immediately through outside counsel and asserted that he was engaging in extortion and the company would pursue him vigorously if he continued to try and interfere with a deal. The company has not heard anything further from Mr. Kordestani but will vigorously defend any suit that Mr. Kordestani attempts to bring.  The Company has not reserved any payable for this proceeding.

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The Company has responded to the summons and requested a settlement conference.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company issued 1,459,018 shares of our common stock for services with a value of $55,000.

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

During the three months ended June 30, 2011, the Company issued 3,631,579 shares of our common stock in exchange for debt with a value of $151,579.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 19, 2011.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer,
Chairman of the Board and Principal Financial and Accounting Officer