Form 10-Q
period 2011-09-30
Platinum Studios, Inc.
filed 2011-11-17
CIK 1410132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

The number of shares of registrant’s common stock outstanding, as November 11, 2011 was 439,690,238.

PLATINUM STUDIOS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$69,262	$76,275
Accounts receivable	200,000	-
Prepaid expenses	46,549	100,940
Other current assets	1,017,557	438,799
Total current assets	1,333,368	616,014
Property and equipment, net	56,975	76,631
Investment in film library, net	295,919	9,449,207
Assets held for sale	12,000	12,000
Deposits and other	60,812	321,160
Total assets	$1,759,074	$10,475,012

(Continued)

PLATINUM STUDIOS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,257,540	$1,195,673
Accrued expenses and other current liabilities	2,660,378	1,278,092
Deferred revenue	49,583	3,973,738
Short term notes payable	5,672,410	10,960,274
Related party payable	447,500	347,500
Related party notes payable, net of debt discount	662,286	1,279,018
Derivative liability	18,947,707	7,763,968
Accrued interest - related party notes payable	-	189,770
Capital leases payable	5,893	11,627
Total current liabilities	29,703,297	26,999,660

Commitments and contingencies

Shareholders' Deficit:
Common stock, $.0001 par value; 2,500,000,000 shares authorized; 413,234,555 and 310,345,811 issued and outstanding, respectively	41,323	31,035
Additional paid in capital	19,881,312	17,478,740
Accumulated deficit	(47,866,858)	(34,034,423)
Total shareholders' deficit	(27,944,223)	(16,524,648)
Total liabilities and shareholders' deficit	$1,759,074	$10,475,012

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PLATINUM STUDIOS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenue	$4,943,963	$150,645	$10,469,444	$2,248,693

Costs and expenses:
Cost of revenues	4,692,049	14,378	10,167,007	493,960
Operating expenses	1,009,398	650,260	2,276,343	2,251,495
Development costs	194,298	101,307	514,305	240,246

Total costs and expenses	5,895,745	765,945	12,957,655	2,985,701

Operating loss	(951,782)	(615,300)	(2,488,211)	(737,008)

Other income (expense):

Gain on disposition of assets	-	55,200	-	249,220
Gain (loss) on settlement of debt	(79,126)	27,492	(245,695)	109,949
Gain (Loss) on valuation of derivative liability	(1,282,318)	525,000	(4,280,048)	(245,000)
Cost of Financing	(3,153,691)	-	(3,153,691)	-
Interest expense	(826,955)	(121,279)	(3,664,790)	(1,079,444)
Total other income (expense):	(5,342,090)	486,413	(11,344,224)	(965,275)
Net loss	$(6,293,872)	$(128,887)	$(13,832,435)	$(1,702,283)

Net loss per share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average shares	376,150,663	289,778,706	339,050,861	282,777,651

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)

Nine Months Ended September 30, 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	310,345,811	$31,035	$17,478,740	$(34,034,423)	$(16,524,648)

Shares returned	(337,000)	(34)	34	-	-
Common stock issued for services.	41,323,534	4,132	894,146	-	898,278
Common stock issued for conversion of debt and accounts payable	20,929,736	2,093	503,257	-	505,350
Shares sold under equity credit line	40,972,474	4,097	1,005,135	-	1,009,232
Net Loss	-	-	-	(13,832,435)	(13,832,435)
Balance at September 30, 2011	413,234,555	$41,323	$19,881,312	$(47,866,858)	$(27,944,223)

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(13,832,435)	$(1,702,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,782	39,188
Amortization of film library	9,153,288	45,652
Gain on disposal of assets	-	(249,220)
(Gain) Loss on settlement of debt	245,695	(109,949)
Fair value of stock issued for services	594,380	395,890
Amortization of debt discount	3,133,268	729,088
Loss on valuation of derivative liability	7,433,739	245,000
Decrease (increase) in operating assets:
Restricted cash	-	30,342
Accounts receivable	(200,000)	10,313
Investment in film library	-	(1,204,668)
Prepaid expenses and other current assets	(524,367)	(1,065,906)
Deposits and other assets	260,348	-
Increase (decrease) in operating liabilities:
Accounts payable	454,858	120,636
Related party payables	81,875	285,000
Accrued expenses	832,605	178,038
Accrued interest	157,292	(30,844)
Interest added to short term notes payable	234,477	-
Deferred revenue	(3,924,155)	2,015,630
Net cash flows (used in) provided by operating activities	4,126,650	(268,093)

Cash flows from investing activities
Proceeds from sales of property and equipment and intangibles	-	309,800
Purchases of property and equipment	(6,126)	(16,788)
Net cash flows (used in) provided by investing activities	(6,126)	293,012

Cash flows from financing activities
Proceeds from short-term notes payable	335,500	1,034,853
Proceeds from related party notes payable	257,000	7,500
Payments on short-term notes payable	(5,723,536)	(1,278,832)
Payments on related party notes payable	-	(90,562)
Payments on capital leases	(5,734)	(86,248)
Issuance of common stock, net of offering costs	1,009,233	722,549
Net cash flows (used in) provided by financing activities	(4,127,537)	309,260

Net increase (decrease) in cash	(7,013)	334,179
Cash, at beginning of year	76,275	152,067
Cash, at end of period	$69,262	$486,246

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,684	$337,632
Non-cash investing and financing activities:
Fair value of note discount	$3,750,000	$-
Stock issued as payments of notes payable, accounts payable and accrued interest	$809,248	$53,773

The accompanying footnotes are an integral part of these condensed consolidated financial statements

PLATINUM STUDIOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months Ended September 30, 2011 and 2010
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

On December 10, 2008, the Company purchased Long Distance Films, Inc. to facilitate the financing and production of the film currently titled “Dead of Night”. The Company’s license to the underlying rights of the “Dead of Nights” characters was due to expire unless principal photography commenced on a feature film by a certain date. The Company had previously licensed these rights to Long Distance Films, Inc. The Company then purchased Long Distance Films, Inc., with its production subsidiary, Dead of Night Productions, LLC in order to expedite and finalize the financing of the film with Standard Chartered Bank, whose outstanding debt balance was $4,916,665 as of September 30, 2011. Long Distance Films, Inc.’s only assets are investments in its subsidiaries related to the film production of “Dead of Night” and has no liabilities or equity other than 100 shares of common stock wholly owned by Platinum Studios, Inc. Long Distance Films, Inc was created for the sole purpose of producing “Dead of Night.” At the time of the acquisition, Long Distance Films, Inc. had no assets or liabilities and no consideration was paid by the Company for the acquisition and no value was assigned to the transaction, which would be eliminated in consolidation.

(2)	Authorized Shares

During August, 2011, the Board of Directors of the Company approved an increase in the number of authorized shares from 500,000 to 2,500,000. In October, 2011, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of California to increase the authorized shares. The amendment to the Articles was approved by the required vote of shareholders in accordance with the California Corporations Code.

(3)	Basis of financial statement presentation and consolidation

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

(4)	Going concern

During the nine months ended September 30, 2011, the Company had a net loss of $13,832,435. At September, 2011, the Company had a working capital deficit of $9,422,222 (excluding its derivative liability) and a shareholders’ deficiency of $27,944,223. The Company is also delinquent in payment of $116,308 for payroll taxes as of September 30, 2011 and in default of certain of its short term notes payable including it $4,916,665 note payable to Standard Chartered Bank. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

(5)	Summary of significant accounting policies

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

Concentrations of risk - During the three and nine months and ended September 30, 2011 and 2010, the Company had customer revenues representing a concentration of the Company’s total revenues. For the three months ended September 30, 2011, one customer represented approximately 78% of total revenues. For the nine months ended September 30, 2011, three customers represented approximately 46%, 17% and 12% of total revenues. For the three months ended September 30, 2010, two customers represented approximately 66% and 13% of total revenues, respectively. For the nine months ended September 30, 2010, one customer represented approximately 91% of total revenues.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011 and December 31, 2010:
	September 30, 2011 (unaudited)
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$7,540,494	$7,540,494
Fair value of warrants	-	-	11,407,213	11,407,213
	$-	$-	$18,947,707	$18,947,707

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fair value of convertible note conversion feature	$-	$-	$2,017,663	$2,017,663
Fair value of warrants	-	-	5,746,305	5,746,305
	$-	$-	$7,763,968	$7,763,968

See Notes 8 and 9 for more information on these financial instruments.

Development costs - Development costs, primarily character development costs and design not associated with an identifiable revenue opportunity, are charged to operations as incurred. For the three months ended September 30, 2011 and 2010, development costs were $194,298 and $101,307, respectively. For the nine months ended September 30, 2011 and 2010, development costs were $514,305 and $240,246, respectively.

Net loss per share – Basic income per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods, excluding shares subject to repurchase or forfeiture. Diluted income per share increases the shares outstanding for the assumption of the vesting of restricted stock and the exercise of dilutive stock options and warrants, using the treasury stock method, unless the effect is anti-dilutive. Since the Company incurred net losses for the nine months ended September 30, 2011 and 2010, any increase in the denominator would be anti-dilutive and therefore, the denominator is the same for basic and diluted weighted average shares.

The potentially dilutive securities consisted of the following as of September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010

Warrants	1,005,426,136	41,958,600
Options	14,265,000	24,585,000
Convertible Notes	877,975,080	85,526,319
	1,897,666,216	152,069,919

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

(6)	Investment in Film Library

As of September 30, 2011 and December 31, 2010, the investment in film library of $295,919 and $9,449,207, respectively, is related to the “Dead of Night” production, a completed film and is net of amortization of $9,153,288 and $0, respectively. The film was released theatrically in Italy on March 16, 2011 and in the United States on April 29, 2011. The majority of the remaining foreign territories were available for release upon the United States release date. During the nine months ended September 30, 2011, the Company recognized $10,207,479 of revenue upon the availability of the film in all of the territories and the theatrical release in the United States. The balance of the remaining ultimate revenues and unamortized costs of $295,919 should be principally amortized during the fourth quarter of 2011.

(7)	Short-term notes payable

Short-term notes payable consists of the following as of:

	September 30, 2011 (Unaudited)	December 31, 2010

Loans payable to various parties, including minority shareholders, unsecured, interest at 12% per annum, due on demand	$450,039	$482,085

Convertible note payable to a minority shareholder, unsecured, interest at 12% per annum, due on December 31, 2011. Note is convertible into Company's Common Stock at $0.048 per share.	102,853	161,023

Bank term loan, unsecured, interest at 7.5% per annum, payable in monthly installments of principal and interest	20,353	32,288

Standard Chartered Bank note payable of $13,365,000 loan secured by all rights in the sales agency agreement and the distribution agreement in connection with the film "Dead of Night". Company is currently in default. The interest rate is currently the default rate of Libor plus 8%.	4,916,665	9,799,878

Note payable to Omnilab Pty Ltd - 10% funded of gap investment of $4,850,000 for production "Dead of Night," to be recovered from gross receipts in North America. Interest rate of 4.09% per annum.	-	485,000

Convertible notes payable, unsecured, interest at 8% per annum, due from October 12, 2011 to May 8, 2012. Note is convertible into the Company's stock at 61% of the average of the lowest three trading days during the ten day trading period prior to conversion.	82,500	-

Convertible note payable, unsecured, interest at 9.875% (semi-annually), due from September 17, 2011 to October 8, 2011. Note is convertible into the Company's stock at lessor of 75% of the average of the last five trading days prior to conversion or closing price on the day prior to conversion, not to exceed $0.05. See Note 13.	100,000	-

Total	$5,672,410	$10,960,274

(8)	Notes Payable Initially issued to Related Party

Related party notes payable consist of the following as of:

	September 30, 2011 (Unaudited)	December 31, 2010

May 6, 2009 secured convertible notes payable	$2,400,000	$2,400,000
June 3, 2009 secured convertible notes payable	1,350,000	1,350,000

Related party notes payable	3,750,000	3,750,000
Less valuation discount	(3,087,714)	(2,470,982)
Total short-term notes payable	$662,286	$1,279,018

The Company entered into a Credit Agreement on May 6, 2009, with Mr. Rosenberg, its Chairman and Chief Executive Office, in connection with the issuance of two secured promissory notes. Two warrants were issued to Mr. Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009. The advances in 2009 increased Rosenberg’s security interest held in the Company’s assets to approximately $3,750,000. These transactions were:

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

First Modification of Secured Convertible Notes Payable – On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman, and a major shareholder to extend the due date of certain existing loans made by the CEO. Pursuant to the terms of the agreements, the new due date for the secured convertible notes payable totaling $2,400,000 was extended to May 6, 2011 and the new due date for the secured convertible notes payable totaling $1,350,000 was extended to June 3, 2011. The interest rate under these loans was increased from 8% to 10%, effective upon the original due date of May 6, 2010 and June 3, 2010, respectively.

In exchange for these due date extensions, the Company granted to the CEO:

1.
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

2.
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

The notes and warrants were assigned in October, 2010 to Assignment & Collateral Holdings, LLC “(ACH)”, an entity managed at that time by a Director of the Company and Mr. Rosenberg, the CEO and Chairman of the Company.

Second Modification of Secured Convertible Notes Payable – In August, 2011, the Company entered into a series of agreements with ACH to extend the due date of certain existing loans originally made by the CEO. Pursuant to the terms of the agreements, the new due date for the secured convertible notes payable totaling $2,400,000 was extended to May 6, 2012 and the new due date for the secured convertible notes payable totaling $1,350,000 was extended to June 3, 2012.

In exchange for these due date extensions, the Company granted to ACH:

Two additional sets of warrants to purchase the Company’s common stock. The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, also at an exercise price of $0.11 per share. Both sets (“New Warrants”) vested immediately and will expire on August 12, 2021.

The exercise price and the number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants. The dilutive issuances provisions of the warrants and convertible notes were triggered during the second quarter of 2011 due to issuances of common stock pursuant to the Dutchesss Opportunity Fund Agreement. As of June 30, 2011, the revised pricing on the warrants and conversions was set at $0.0121. The revised pricing was reduced further during the third quarter of 2011 due to conversions of debt by holders of convertible notes. As of September 30, 2011, the revised pricing on the warrants and conversion is now set at $0.0044 for the warrants that were issued originally and as part of the first debt modification.

The Company considered authoritative guidance and determined that the debt modification represented a substantial debt modification. As such the proper accounting treatment for the conversion price was reevaluated. FASB guidance indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument (or embedded feature), regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the embedded conversion feature of the notes and the conversion feature of the warrants resulted in a derivative liability being recorded by the Company when the Notes were modified and the New Warrants were granted (see Note 8). The Company determined the fair value at the second modification of the conversion feature of the Notes was $5,421,917 and the fair value of the New Warrants was $1,481,774 based on a binominal valuation model with the following assumptions: risk-free interest rate of 0.11% to 2.24%; dividend yield of 0%; volatility factor of 279%; and an expected life of 8 months to 10 years, resulting in total derivative at modification of $6,903,691. For financial statement purposes, $3,750,000 of this amount was allocated to debt discount (i.e. up to face amount of the Notes) and is being amortized over the term of the Notes. The balance of the derivative of $3,153,691 represents excess of the fair value of the derivatives over the face amount of the notes and has been recognized as Cost of Financing during the three and nine months ended September 30, 2011. For the three months ended September 30, 2011, $662,286 of discount amortization is included in interest expense. For the nine months ended September 30, 2011, $3,133,268 of discount amortization is included in interest expense, of which $2,470,982 was related to the first modification and $662,286 related to the second modification. At September 30, 2011, the unamortized balance of the discount is $3,087,717.

Due to the resignation of Mr. Rosenberg in May of 2011 as manager of ACH and the Director’s resignation as manager in September, 2011, the Company no longer considers ACH a related party.

(9)	Derivative Liabilities

In September 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s secured convertible related party notes payable (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. In accordance with the FASB authoritative guidance, the conversion feature of the Notes was separated from the host contract (i.e., the Notes) and recognized as a derivative instrument. Both the conversion feature of the Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.
The derivative liabilities were valued using a Binomial valuation model with the following assumptions:

		August 12,
	September 30,	2011	December 31,
	2011	(Modification)	2010

Conversion Feature:
Risk-free interest rate	0.13%	0.11%	0.21%
Expected volatility	173%	279%	91.5%
Expected life (in months)	8 to 9	9 to 10	4 to 5
Expected dividend yield	0%	0%	0%

Warrants:
Risk-free interest rate	1.43 to 1.92%	2.24%	2.6 to 2.8%
Expected volatility	173%	279%	91 to 92%
Expected life (in years)	7.62 to 10	10	8.42 to 9.83
Expected dividend yield	0%	0%	0%

Fair Value:
Conversion feature	$7,540,494	$5,421,917	$2,017,663
Warrants	11,407,213	1,481,774	5,746,305
	$18,947,707	$6,903,691	$7,763,968

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

As of September 30, 2011, August 12, 2011 and December 31, 2010, the fair value of the derivative liability was $18,947,707, $6,903,691 and $7,763,968, respectively. For the three and nine months ended September 30, 2011, the Company recorded a change in fair value of the derivative liabilities of ($1,282,318) and ($4,280,048), respectively.

(10)	Commitments and Contingencies

Commitments

Payroll Tax Penalties – As of September 30, 2011 and December 31, 2010, the Company’s liabilities include a payable to the Internal Revenue Service in the amount of $116,308 and $123,248, respectively, associated with payroll tax liabilities for the second, third and fourth quarters of 2008, along with associated penalties and interest for late payment. The Company has entered into an installment agreement with the Internal Revenue Service in the amount of $1,000 per month.

Contingencies

The Company’s legal proceedings are as follows:

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000.  The matter was settled through arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000 and that payment by Rosenberg has not been made, leading to additional litigation over the guaranteed amount and a subsequent judgment for the sum in excess of $125,000, with interest, currently due and payable.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The parties are in meaningful discussions for a settlement.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

Franklin v Platinum (and a derivative action, by Franklin, against Scott Rosenberg)  During mid-September 2011, Jeff Franklin, an independent contractor with the Company, was terminated, and, after settlement discussions as to his termination payments broke down, Franklin initiated arbitration, under his January 2010 written agreement, against Platinum on October 5, 2011.  Franklin is seeking approximately $350,000 in cash, 10% of the Company in an equity position, and 25% of all intellectual property rights on certain film projects for the next five years.  The Company has countered with a claim for a return of approximately $80,000 that it believes was over-paid to Franklin against commissions due under the written agreement.

On a parallel track, Franklin, claiming the position of lead plaintiff, is asserting the right, on behalf of the Company to sue Scott Rosenberg for intellectual property transfers that Franklin believes are injurious to Platinum and which were conducted in a fraudulent and derogatory manner by both Scott Rosenberg and the Board of Directors.  The parties were served on October 16th and October 23rd.

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

As consideration for the Amendment of the assigned secured convertible notes payable to an entity managed by the CEO and one of the Company’s Directors, the Company must pay to such entity 25% of all gross revenues derived from Co-Owned intellectual property, including the merchandising revenue received from the film, “Cowboys and Aliens”. During the three and nine months ended September 30, 2011, the Company incurred participation fees relating to this agreement of $18,750 and $31,875. As of September 30, 2011, the Company had unpaid fees relating to this agreement of $379,375.  As of September 30, 2011, the entity was no longer managed by CEO nor one of the Company’s directors and is now considered an unrelated party.

In September 2010, the Company consummated a sale of its Drunkduck.com website to an affiliate of Brian Altounian, President and Chief Operating Officer of the Company. The sale includes all components of the website, all copyrights, trade secrets, trademarks, trade names and all material contracts related to the website’s operations with a cost basis of $40,000. The selling price totaled $1,000,000 which was comprised of $500,000 in cash to be paid in installments through October 28, 2010 and $500,000 in future royalties. For accounting purposes, the Company determined recognition of this sale on the installment method was appropriate since the collection of the purchase price could not be assured.  The Company has received $350,000, or 70% of the cash proceeds with the balance past due as of September 30, 2011.  The Company will also receive payments equal to 10% of Net Revenues generated from the website until the $500,000 in royalties is received. The Company retains partial ownership until the total selling price has been received.

As of September 30, 2011 and December 31, 2010, the Company had accrued payroll, included in Accrued expenses and other current liabilities, of $584,576 and $502,784, respectively, accrued interest, included in Accrued interest-related party notes payable, of $0 and $189,770, respectively, and accrued participation fees, included in Related party payable, of $347,500, due to Scott Rosenberg or entities in which he is a manager.  Related party payable as of September, 2011 also includes a short term loan of $100,000 from an entity which is managed by Scott Rosenberg.

(12)	Common Stock

Common stock consists of $0.0001 par value, 2,500,000,000 shares authorized, 413,234,555 shares issued and outstanding as of September 30, 2011 and 310,345,811 shares issued and outstanding as of December 31, 2010.

During the nine months ended September 30, 2011, 337,000 shares that were previously issued as a finder’s fee were returned to the Company.

During the nine months ended September 30, 2011, the Company issued 41,323,534 shares of common stock for services with a total value of $898,278. The number of shares issued for the services was based upon the fair market value of the stock on the date of issuance, with the differences between the fair market value of the stock and the fair market value of the services, or $791,371, recognized as loss on extinguishment of debt of $106,907

During the nine months ended September 30, 2011, the Company issued 20,929,737 shares of common stock for conversion of debt or payment of accounts payable with a total value of $505,350. The number of shares issued for the conversion of debt and payment of accounts payable was based upon the fair market value of the stock on the date of conversion or payment, with differences between the fair market value of the stock and the fair market value of the debt recognized, or $366,562, as loss on extinguishment of debt of $138,788.

In July, 2011, the Company established a compensation and benefit plan to provide incentive to employees and consultants.  The Company filed Form S-8 to register 15,000,000 shares for the plan. The Company issued 11,860,085 shares under the plan.

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

Pursuant to the agreement, the Company sold 40,972,474 shares of the Company’s common stock during the first nine months of 2011 to Dutchess Opportunity Fund for $1,019,232, resulting in net proceeds to the Company of $1,009,232 after costs.

(13)	Stock Options and Warrants

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

During the nine months ended September 30, 2011, the Company issued no options to purchase the Company's common stock.  The aggregate value of the options vesting, net of forfeitures, during the nine months ended September 30, 2011 and 2010 was $0 and $108,695, respectively and has been reflected as compensation cost. As of September 30, 2011, the aggregate value of unvested options was $4,560 which will be amortized as compensation cost as the options vest, over 2 months.

Additional information regarding options outstanding as of September 30, 2011 is as follows:

	Options Outstanding at September 30, 2011			Options Exercisable at September 30, 2011
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.01 - $0.05	4,000,000.50		$0.05	4,000,000	$0.05
$0.06 - $0.10	10,265,000	3.05	$0.10	10, 115,000	$0.10
	14,265,000			14,115,000

The options had no intrinsic value as of September 30, 2011.

Stock Warrants

The following table summarizes the outstanding warrants to purchase Common Stock at September 30, 2011:

Number	Exercise Price	Expiration Dates

25,000,000	$0.0044	May, 2019
14,062,500	$0.0044	June, 2019
40,000,000	$0.0044	October, 2020
852,272,727	$0.0044	October, 2020
40,000,000	$0.11	August, 2021
34,090,909	$0.11	August, 2021
1,005,426,136

As of September 30, 2011, the intrinsic value of the warrants outstanding was $6,519,347 based upon the trading price of the common shares as of that date.

(14)	Subsequent events

Common Stock

In October, 2011, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of California to increase is authorized shares from 500,000 to 2,500,000.

Common Stock Issued for Conversion of Debt

In October and November, 2011, the Company issued 4,745,454 shares of its common stock to settle convertible promissory notes with a value of $24,202.

In October and November, 2011, the Company issued 21,710,228 shares of its common stock to settle accounts payable and accrued expenses totaling $108,660.

Equity Line of Credit

In November, 2011, the Company’s signed a new Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund II, LP, or "Dutchess".  Pursuant to the agreement,  Dutchess has agreed to purchase 98,000,000 shares of the Company’s common stock.  Subject to the terms and conditions of such investment agreement, we have the right to put up to $10,000,000 in shares of our common stock to Dutchess.  This arrangement is sometimes referred to as an Equity Line.

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

Pursuant to the terms of a Registration Rights Agreement, dated July 25, 2011, between Dutchess and us, we are obligated to file one or more registration statements with the SEC to register the resale by Dutchess of shares of common stock issued or issuable under the Investment Agreement. We must file with the SEC an initial registration statement on Form S-1 of which this prospectus forms a part, in order to access the credit line, covering the resale of  the 98,000,000 shares of common stock which is less than one-third (1/3) of our current public float (where "public float" shall be derived by subtracting the number of shares of common stock held by our officers, directors and "affiliates" (as such term is defined in Rule 144(a)(1) of the 1933 Act) from the total number of shares of our common stock then outstanding). After the later of (i) sixty (60) days after the time that Dutchess shall have resold substantially all of the shares registered for resale under the initial registration statement, or (ii) six (6) months after the effective date of the initial registration statement, we are obligated to register for resale another portion of the credit line amount, utilizing available equity equal to one-third (1/3) of our then outstanding public float. This registration process will continue until such time as all of the dollar amounts available under the credit line, using shares of common stock issuable under the Investment Agreement, have been registered for resale on effective registration statements. In no event will we be obligated to register for resale more than $10,000,000 in value of shares of common stock.

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

During 2009 and 2010, the Company produced a feature film entitled “Dylan Dog: Dead of Night” which was released during 2011.

We derive revenues from a number of sources including:  Print Publishing, Filmed Entertainment and Merchandise/Licensing.

Set forth below is a discussion of the financial condition and results of operations of Platinum Studios, Inc. (the “Company”, “we”, “us,” and “our”) for the three and nine months ended September 30, 2011 and 2010.  The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF CONSOLIDATED OPERATIONS – THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

NET REVENUE (UNAUDITED)

Net revenue for the three and nine months ended September 30, 2011 was $4,943,963 and $10,469,444, respectively, as compared to $150,645 and $2,248,693 for the three and nine months ended September 30, 2010. Currently the Company derives most of its revenue from film licensing, options to purchase rights, the purchase of rights to properties and first look deals. This type of revenue can vary significantly between quarters and years.  The revenues for the three and nine months ended September 30, 2011 were primarily related to film licensing revenue from the release of “Dylan Dog: Dead of Night.”

The net revenue for the three and nine months ended September 30, 2010 was primarily purchase rights revenue from one customer as principal photography initiated on one of the Company’s properties, “Cowboys and Aliens.”

Cost of revenues

For the three and nine months ended September 30, 2011 costs of revenue were $4,692,049 and $10,167,007, respectively compared to $14,378 and $493,960 for the three and nine months ended September 30, 2010.  The costs for the three and nine months ended September 30, 2011 were primarily amortization of film costs related to the licensing revenue for the film “Dylan Dog: Dead of Night.”  The costs for the three and nine months ended September 30, 2010 were primarily participation costs related to the purchase rights revenues on “Cowboys and Aliens.”

Operating expenses

Operating expenses increased $359,138 or 55% for the three months ended September 30, 2011 to $1,009,398 as compared to $650,260 for the three months ended September 30, 2010. This increase was related to an increase in marketing and promotional entertainment expenses of $44,000 as the Company promoted “Cowboys and Aliens,” an increase in commissions of $53,000 related to “Dylan Dog: Dead of Night” and on licensing agreement revenues from “Cowboys and Aliens,” an increase in legal fees of $178,000 due to lawsuits and new licensing contracts, an increase in consulting fees of $173,000 as the Company used consultants instead of hiring more permanent staff,  an increase in insurance of $17,000 due to increases in group health insurance costs and the addition of D&O coverage and an increase in foreign withholding taxes of $22,000 related to foreign licensing revenues on “Dylan Dog: Dead of Night,” and   These increases were offset by a decrease in salaries of $34,000 and a decrease in stock option expense of $154,000

Operating expenses increased $24,848 or 1% for the nine months ended September 30, 2011 to $2,276,343 as compared to $2,251,495 for the nine months ended September 30, 2010 as cost remained consistent across the nine month periods.

Development costs

Development costs increased $92,991 or 92% for the three months ended September 30, 2011 to $194,298 as compared to $101,307 for the three months ended September 30, 2010.  Development costs increased $274,059 or 114% for the nine months ended September 30, 2011 to $514,305 as compared to $240,246 for the nine months ended September 30, 2010. These increases were primarily due to expenditures for outside artwork and writing fees required to develop the Company’s comic book characters and costs related to an animated comic book series.

Gain (loss) on settlement of debt

The company recorded a los on settlement of debt for the three and nine months ended September 30, 2011 of $(79,126) and $(245,695), respectively, as compared to a gain on settlement of debt for the three and nine months ended September 30, 2010 of $27,492 and $109,949, respectively.  The losses for the three and nine months ended September 30, 2011 were primarily related to settlement of accounts payable by issuance of the Company’s common stock at a discount to the value of the payable and the conversion of convertible notes payable at a discount.  The gain for the three and nine months ended September 30, 2010 was primarily related to the settlement of leases in default at a discount to amount remaining on the lease.

Loss on derivative liability

The Company recorded a loss on derivative liability of $1,282,318 and $4,280,048 for the three and nine months ended September 30, 2011, respectively. The derivative liability, recorded in connection with secured convertible debts payable and related warrants that are re-valued at each reporting date with changes in value being recognized as part of current earnings.

Cost of Financing

The cost of financing for the three and nine months ended September 30, 2011 of $3,153,691 is related to the extensions of the secured debt formerly held by the Company’s Chairman and CEO, Scott Rosenberg. In August 2011, the debts that were originally due in May and June of 2011 were extended to May and June of 2012.  As part of the consideration of the extensions, new warrants were issued. The cost of financing is the value of the conversion feature of the debt and the value of the new warrants less the debt discount recorded. The value of the conversion feature and the new warrants was $6,903,691, less the debt discount of $3,750,000.

Interest expense

For the three and nine months ended September 30, 2011, interest expense was $826,955 and $3,664,790, respectively as compared to $121,279 and $1,079,444 for the three and nine months ended September 30, 2010. The increase is primarily related to amortization of debt discount recorded as interest expense in connection with secured convertible debts payable.

As a result of the foregoing, the net loss increased by $6,164,985 and $12,130,152 for the three and nine months ended September 30, 2011 to $6,293,872 and $13,832,435 as compared to the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

NET CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Net cash flow provided by operations during the nine months ended September 30, 2011 was $3,977,148 as compared to net cash flow used by operations of $268,093 for the nine months ended September 30, 2010.  The increase in cash flows from operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due an increase in amortization of film library of $9,107,636, an increase in amortization of debt discount of $2,404,180, an increase in loss on valuation of derivative liability of $4,035,048, an increase in the cost of financing of $3,153,691, a decrease in investment in film library of $1,204,668, a decrease in deferred revenue of $5,939,785 and an increase in net loss of $12,130,152.

Net cash used by investing activities was $6,126 for the nine months ended September 30, 2011 for the purchase of office equipment.

Net cash used in financing activities was $3,978,035 for the nine months ended September 30, 2011 as compared to net cash provided of $309,260 for the nine months ended September 30, 2010. The decrease in cash provided by financing activities is attributed to a decrease in proceeds from short-term notes payable of $492,353, and an increase in payments on short-term notes payable of $4,345,201.

At September 30, 2011 the Company had cash balances of $69,262.  The Company will issue additional equity and may consider debt financing to fund future growth opportunities and support operations. Although the Company believes its unique intellectual content offers the opportunity for significantly improved operating results in future quarters, no assurance can be given that the Company will operate on a profitable basis in 2011, or ever, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

GOING CONCERN

During the nine months ended September 30, 2011, the Company had a net loss of $13,832,435.  At September 30, 2011, the Company had a working capital deficit of $9,422,222 (excluding its derivative liability) and a shareholders’ deficiency of $27,944,223. The Company is also delinquent in payment of $116,308 for payroll taxes as of September 30, 2011 and in default of certain of its short term notes payable including its $4,916,665 note payable to Standard Chartered Bank..  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months will continue to be significant. If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

NOTES PAYABLE TO RELATED PARTY

The Company entered into a Credit Agreement on May 6, 2009, with Mr. Rosenberg, its Chariman and Chief Executive Office, in connection with the issuance of two secured promissory notes. Two warrants were issued to Mr. Rosenberg in connection with the issuance of various promissory notes as of May 6, 2009 and June 3, 2009.  The advances in 2009 increased Rosenberg’s security interest held in the Company’s assets to approximately $3,750,000.  These transactions were:

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

First Modification of Secured Convertible Notes Payable – On October 22, 2010, the Company entered into a series of agreements with its CEO, Chairman, and a major shareholder to extend the due date of certain existing loans made by the CEO. Pursuant to the terms of the agreements, the new due date for the secured convertible notes payable totaling $2,400,000 was extended to May 6, 2011 and the new due date for the secured convertible notes payable totaling $1,350,000 was extended to June 3, 2011. The interest rate under these loans was increased from 8% to 10%, effective upon the original due date of May 6, 2010 and June 3, 2010, respectively.

In exchange for these due date extensions, Company granted to the CEO:

3.
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

4.
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

The notes and warrants were assigned in October, 2010 to Assignment & Collateral Holdings, LLC “(ACH)”, an entity managed at that time by a Director of the Company and Mr. Rosenberg, CEO and Chairman of the Company.

Second Modification of Secured Convertible Notes Payable – In August , 2011, the Company entered into a series of agreements with ACH to extend the due date of certain existing loans originally made by the CEO. Pursuant to the terms of the agreements, the new due date for the secured convertible notes payable totaling $2,400,000 was extended to May 6, 2012 and the new due date for the secured convertible notes payable totaling $1,350,000 was extended to June 3, 2012.

In exchange for these due date extensions, Company granted to ACH:

Two additional sets of warrants to purchase the Company’s common stock. The first set allowing for the exercise of up to 40,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.11 per share, and the second set allowing for the acquisition of up to $3,750,000 in stock, also at an exercise price of $0.11 per share. Both sets (“New Warrants”) vested immediately and will expire on August 12, 2021.

Due to the resignation of Mr. Rosenberg in May of 2011 as manager of ACH and the Director’s resignation as manager in September, 2011, the Company no longer considers ACH a related party.

The exercise price and the number of shares underlying the warrants are subject to anti-dilution adjustments from time to time if the Company issues common stock at below the exercise price at that time for the warrants.  The dilutive issuances provisions of the warrants and convertible notes were triggered during the second quarter of 2011 due to issuances of common stock pursuant to the Dutchesss Opportunity Fund Agreement.  As of June 30, 2011, the revised pricing on the warrants and conversions was set at $0.0121.  The revised pricing was reduced further during the third quarter of 2011 due to conversions of debt by holders of convertible notes.  As of September 30, 2011, the revised pricing on the warrants and conversion is now set at $0.0044 for the warrants that were issued originally and as part of the first debt modification.

BANK NOTE PAYABLE

In December, 2008, the Company, through its subsidiary, Long Distance Films, Inc., entered into a promissory note with Standard Charted Bank to fund the production of “Dead of Night” in the original amount of $13,365,000.  The amount due on this note as of September 30, 2011 was $4,916,665.  As of October 14, 2011, the balance has been reduced to $4,621,655 through the receipts of funds other licensees.  The loan is collateralized by all rights in the sales agency agreement and the distribution agreements in connection with the production. In August, 2011, Standard Chartered Bank delivered a default notice under the note.

OTHER

The company has unpaid liabilities due to the Internal Revenue Service for employee obligations, which is approximately $116,308.  We have entered into payment plans to pay off these liabilities but there can be no guarantee that the Company will be able to continue making such payments.  If the Company defaults on its payment plans, the governmental entities involved might exercise their collection powers, which may be abrupt and immediate, and could possibly levy upon existing accounts of the Company, with no notice or little advance warning.

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

The derivative liabilities are re-valued at each reporting date with changes in value being recognized as part of current earnings. This revaluation for the nine months ended September 30, 2011 resulted in a loss of $4,280,048.  Any change in the significant assumptions could result in a different valuation that could affect the Company’s results of operations.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rustemagic v. Rosenberg & Platinum Studios. On or about June 30, 2009, Ervin Rustemagic filed suit against the Company and its President, Scott Rosenberg, in the California Superior Court for the County of Los Angeles (Case No. BC416936) alleging that the Company (and Mr. Rosenberg) breached an agreement with Mr. Rustemagic thereby causing damages totaling $125,000.  The matter was settled through arbitration in April, 2011 with only minimal liability to the Company.  Under the settlement agreement, the Company has guaranteed additional payments due by Scott Rosenberg in the amount of $77,000 and that payment by Rosenberg has not been made, leading to additional litigation over the guaranteed amount and a subsequent judgment for the sum in excess of $125,000, with interest, currently due and payable.

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

Douglass Emmet v. Platinum Studios On August 20, 2009, Douglas Emmet 1995, LLC filed an Unlawful Detainer action against the Company with regard to the office space previously occupied by the Company. The suit was filed in the California Superior Court, County of Los Angeles, (Case No. SC104504) and alleged that the Company had failed to make certain lease payments to the Plaintiff and was, therefore, in default of its lease obligations. The Plaintiff prevailed on its claims at trial and, subsequently, on October 14, 2009 entered into a Forbearance Agreement with the Company pursuant to which Douglas Emmet agreed to forebear on moving forward with eviction until December 31, 2009, if the Company agreed to pay to Douglas Emmet 50% of three month’s rent, in advance, for the months of October, November and December 2009. As of January 1, 2010, the Company was required to pay to Douglas Emmet the sum of $466,752 to become current under the existing lease or face immediate eviction and judgment for that amount. Prior to January 1, 2010, Douglas Emmet agreed to a month-to-month situation where Platinum pays 50% of its rent at the beginning of the month and the landlord holds back on eviction and enforcement of judgment while they evaluated whether they will consider negotiating a new lease with the Company that would potentially demise some of the Company’s current office space back to the landlord as well as potentially forgive some of the past due rent. As of June 30, 2010, the Company has abandoned the leasehold and moved to new offices. In January, 2011, Douglas Emmett served the Company a new lawsuit to recover unpaid rent and damages.  The parties are in meaningful discussions for a settlement.  The accounts payable of the Company include a balance to Douglass Emmet sufficient to cover the liability, in managements’ assessment.

Franklin v Platinum (and a derivative action, by Franklin, against Scott Rosenberg)  During mid-September 2011, Jeff Franklin, an independent contractor with the Company, was terminated, and, after settlement discussions as to his termination payments broke down, Franklin initiated arbitration, under his January 2010 written agreement, against Platinum on October 5, 2011.  Franklin is seeking approximately $350,000 in cash, 10% of the Company in an equity position, and 25% of all intellectual property rights on certain film projects for the next five years.  The Company has countered with a claim for a return of approximately $80,000 that it believes was over-paid to Franklin against commissions due under the written agreement.

On a parallel track, Franklin, claiming the position of lead plaintiff, is asserting the right, on behalf of the Company to sue Scott Rosenberg for intellectual property transfers that Franklin believes are injurious to Platinum and which were conducted in a fraudulent and derogatory manner by both Scott Rosenberg and the Board of Directors.  The parties were served on October 16th and October 23rd.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company issued 15,833,444 shares of our common stock for services and settlement of accounts payable with a value of $137,942.

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

During the three months ended September 30, 2011, the Company issued 14,534,740 shares of our common stock in exchange for debt with a value of $236,126.

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 17, 2011.

Platinum Studios, Inc.

By:	/s/ Scott Mitchell Rosenberg
Scott Mitchell Rosenberg
Chief Executive Officer,
Chairman of the Board and Principal Financial and Accounting Officer